Form 10-Q
period 1995-03-31
MID ATLANTIC CENTERS LIMITED PARTNERSHIP
filed 1995-05-12
CIK 808375

              SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

                           FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For The Quarterly Period Ended March 31, 1995

                              OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                              -----------   -----------

                 Commission file number 0-16285

            MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
   ---------------------------------------------------------
  (Exact name of registrant as specified in its partnership
                           agreement)

        MARYLAND                                   52-1490861
- - - - - - ---------------------------------------------------------------
(State or other jurisdiction                 (I.R.S. Employer
 of the organization)                        Identification No.)

111 South Calvert Street - Baltimore, MD          21203-1476
- - - - - - ---------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)

                         (410) 539-0000
- - - - - - --------------------------------------------------------------
      (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes  X    No
                          ------   ------

                       PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                               BALANCE SHEETS

                                                      March 31,   December 31,
                                                        1995          1994
                                                     ------------  -----------
ASSETS:
 Investment in real estate held for lease, at cost:
   Land                                              $11,803,791  $11,803,791
   Buildings and improvements                         49,472,707   49,387,790
                                                     -----------  -----------
                                                      61,276,498   61,191,581
   less accumulated depreciation                      11,065,662   10,658,778
                                                     -----------  -----------
                                                      50,210,836   50,532,803
 Cash and cash equivalents                               384,590      384,181
 Tenant accounts receivable, net of allowance
   for doubtful accounts ($312,309 in 1995 and
   $353,507 in 1994)                                   1,248,979    1,380,921
 Prepaid expenses and other assets                       746,591      681,024
 Intangible assets, net of accumulated amortization
   ($987,112 in 1995 and $966,779 in 1994)               218,972      239,305
                                                     -----------  -----------
   Total assets                                      $52,809,968  $53,218,234
                                                     ===========  ===========
LIABILITIES AND PARTNERS' EQUITY:

 Long-term debt, including current maturities        $35,029,558  $35,285,891
 Accounts payable and accrued expenses                   131,838       61,093
 Cash flow protector loans                               789,203      789,203
 Interest payable                                        480,718      488,734
 Prepaid rents and security deposits                     206,286      240,888
 Due to related parties                                   98,915      118,163
                                                     -----------  -----------
    Total liabilities                                 36,736,518   36,983,972
                                                     -----------  -----------
 General partners and assignor limited partner           (10,684)      (9,076)
 Assignee limited partners (1,200,000 units
   authorized, issued and outstanding)                16,084,134   16,243,338
                                                     -----------  -----------
   Total partners' equity                             16,073,450   16,234,262
                                                     -----------  -----------
   Total liabilities and partners' equity            $52,809,968  $53,218,234
                                                     ===========  ===========

     The accompanying notes are an integral part of these balance sheets.

                        MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                               STATEMENTS OF OPERATIONS


                                                For the quarters ended
                                                       March 31,
                                                -----------------------
                                                    1995         1994
                                                ----------   ----------
    Income:
     Rental income                              $1,602,536   $1,548,420
     Tenant reimbursement income                   312,811      327,171
                                                ----------   ----------
       Total income                              1,915,347    1,875,591
                                                ----------   ----------
    Operating expenses:
     Interest expense                              802,458      789,943
     Depreciation                                  406,884      424,086
     Repairs and maintenance                       229,727      236,148
     Taxes and insurance                           210,532      215,896
     Management and leasing to related parties     109,030      106,184
     Provision for doubtful accounts                72,669       22,203
     Amortization                                   20,333       42,799
     Other expenses                                228,687      198,390
                                                ----------   ----------
       Total operating expenses                  2,080,320    2,035,649
                                                ----------   ----------
    Loss from rental operations                   (164,973)    (160,058)
    Other income:
     Interest income                                 4,161          638
                                                ----------   ----------
    Net loss                                    $ (160,812)  $ (159,420)
                                                ==========   ==========

    Net loss allocated to general partners      $   (1,608)  $   (1,594)
                                                ==========   ==========

    Net loss allocated to assignee
     limited partners                           $ (159,204)  $ (157,826)
                                                ==========   ==========

    Net loss allocated to assignee
     limited partners per unit (1,200,000
     units issued and outstanding)                 $ (0.13)     $ (0.13)
                                                ==========   ==========

           The accompanying notes are an integral part of these statements.

                 MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                         STATEMENTS OF CASH FLOWS

                                                 For the three months ended
                                                          March 31,
                                                 -------------------------
                                                       1995         1994
                                                   ----------   ----------
Cash flows from operating activities:
 Net loss                                          $ (160,812)  $ (159,420)
                                                   ----------   ----------
 Adjustments to reconcile net loss to net
 cash provided by operating activities:
  Depreciation and amortization                       427,217      466,885
 Changes in operating assets and liabilities:
  Decrease in tenant accounts receivable, net         131,942      109,576
  (Increase) decrease in prepaid expenses and
    other assets                                      (65,567)      74,903
  Increase (decrease) in accounts payable and
    accrued expenses                                   36,143   (1,381,668)
  Increase (decrease) in interest payable              (8,016)      51,999
  Increase (decrease) in due to related parties       (19,248)      20,135
                                                   ----------   ----------
    Total adjustments                                 502,471     (658,170)
                                                   ----------   ----------
 Net cash provided by (used in) operating activities  341,659     (817,590)

                                                   ----------   ----------
Cash flows from investing activities:
 Improvements of real estate                          (84,917)     (69,498)
                                                   ----------   ----------
 Net cash used in investing activities                (84,917)     (69,498)
                                                   ----------   ----------
Cash flows from financing activities:
 Principal payments on long-term debt                (256,333)    (178,305)
 Proceeds from long-term debt                            -       2,640,940
 Retirement of long-term debt                            -      (1,102,392)
 Mortgage escrow deposits                                -        (206,149)
 Payment of deferred interest                            -        (150,000)
 Financing fees                                          -         (86,487)
 Assigned certificate of deposit                         -         (25,617)
                                                   ----------   ----------
 Net cash provided by (used in) financing activities (256,333)     891,990
                                                   ----------   ----------
Net increase in cash and cash equivalents                 409        4,902
Cash and cash equivalents at beginning of period      384,181      353,577
                                                   ----------   ----------
Cash and cash equivalents at end of period         $  384,590    $ 358,479
                                                   ==========   ==========
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest                                         $  810,474    $ 887,944
                                                   ==========   ==========

     The accompanying notes are an integral part of these statements.
                                  - 4 -

               MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                    Notes to Financial Statements
                          March 31, 1995
                        ------------------

NOTE A - BASIS OF PRESENTATION POLICIES:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. All adjustments made in the interim period were of a normal recurring nature. Operating results of any interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

RENTAL INCOME. Certain leases provide for either abatement of rents or scheduled rent increases over the life of the leases. Rental income is recorded on a straight-line basis of equal monthly payments over the respective terms of the leases. The receivables related to the recording of rental income on a straight-line basis totalled $666,718 and $682,399 at March 31, 1995 and December 31, 1994, respectively.

STATEMENTS OF CASH FLOWS. For purposes of the statements of cash flows, the Partnership considers cash in banks, commercial paper and repurchase agreements with original maturities of less than three months to be cash and cash equivalents.

NOTE B - RELATED PARTY TRANSACTIONS:

During the quarter ended March 31, 1995, the Partnership paid First Washington Management, Inc., an affiliate of FW Realty Limited Partnership, one of the general partners, $118,878 and Legg Mason Realty Capital, Inc., an affiliate of Realty Capital IV Limited Partnership, the other general partner, $40,714 for management fees and reimbursement of operating expenses. At March 31, 1995, $21,478 was payable to Legg Mason Realty Capital, Inc. and $4,006 was payable to First Washington Management, Inc. for management fees and reimbursement of operating expenses.

The general partners agreed to lend to the Partnership, without interest, up to 50% of the acquisition fees actually paid to them at the time the loan was made in the event the annual cumulative non-compounded return to assignee limited partners fell below 7% of the allocable invested capital for the period from February 1, 1989 through January 31, 1992. In 1990, the general partners fulfilled their obligation under these cash flow protector loan provisions.
                              - 5 -

As of March 31, 1995, cash flow protector loans totalling $789,203 were outstanding ($599,794 to FW Realty Limited Partnership and $189,409 to Realty Capital IV Limited Partnership). The loans are non-interest bearing and are required to be repaid from distributable cash flow or sale or refinancing proceeds after the payment of a preferred return to assignee limited partners equal to a 10% annual cumulative non-compounded return on invested capital.

In addition, acquisition fees totalling $73,431 were payable as of March 31, 1995 to FW Realty Limited Partnership in the amount of
$55,808 and to Realty Capital IV Limited Partnership in the amount of $17,623.

NOTE C - PARTNERSHIP ALLOCATIONS AND DISTRIBUTIONS:

Distributable cash flow is payable quarterly as follows:

  1. 99% to the assignee limited partners and 1% to the general partners until each assignee limited partner has received an annual cumulative return equal to 10% of invested capital; and
  2. the balance is distributable 98% to the assignee limited partners and 2% to the general partners.

Income and loss from operations for each fiscal year is allocated as follows:

  1. If there has been a distribution of distributable cash flow during such fiscal year, net income from operations shall be allocated to the assignee limited partners and general partners in proportion to such distribution of distributable cash flow.
  2. If there has been no distribution of distributable cash flow during such fiscal year, net income from operations shall be allocated 99% to the assignee limited partners and 1% to the general partners.
  3. Net loss from operations for each fiscal year shall be allocated 99% to the assignee limited partners and 1% to the general partners.

Sale or refinancing proceeds are distributed first to meet debts and obligations of the Partnership and to fund reserves for contingent liabilities to the extent deemed reasonable by the general partners and then to the assignee limited partners and general partners in the order described in Section 4.4 of the Partnership Agreement.

Any gain from a sale or refinancing is allocated as follows:

  1. To the assignee limited partners and general partners having negative balances in their capital accounts, prior to distribution of sale or refinancing proceeds, an amount of such gain sufficient to increase their negative balances to zero;
  2. To each assignee limited partner and general partner who has received or will receive a distribution out of the sale or refinancing proceeds, the amount of and in proportion to the excess of such distribution over the positive balance in his capital account, determined after any allocation of gain from a sale or refinancing pursuant to (1) above, and
  3. The balance, 75% to the assignee limited partners and 25% to the general partners.

Any loss from a sale or refinancing shall be allocated 99% to the assignee limited partners and 1% to the general partners.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Partnership's financial statements are prepared based on the accrual method of accounting. The Partnership's rental income from its shopping center properties consists of base rents from tenants occupying space in each shopping center. In addition, certain leases provide for additional rent computed on the basis of a percentage of gross sales in excess of specified levels. In some cases, leases provide for rent abatements and scheduled rent increases over the life of the lease. To the extent a lease provides for rent abatements or adjustments, the Partnership, in accordance with generally accepted accounting principles, recognizes rental income on a straight-line basis of equal monthly payments over the term of such lease. Market conditions have dictated offering a wide variety of concessions to prospective tenants, which most frequently include a combination of free rent and reduced rental rate.

As of March 31, 1995, tenant rent receivables prior to the allowance for doubtful accounts totaled $1,561,288 of which amount $666,718 represented receivables required to be accrued in accordance with applicable accounting principles to reflect scheduled rent increases over the terms of the applicable leases and $894,570 represented the balance. As of December 31, 1994 and March 31, 1994, such rent receivables totaled $1,734,428 and $1,312,597, respectively, of which amounts $682,399 and $719,057, respectively, represented receivables required to be accrued and $1,052,029 and $593,540, respectively, represented the balances.


The Partnership wrote off tenant rent receivables and charged the allowance for doubtful accounts in the quarters ended March 31, 1995 and 1994 for $113,867 and $104,715, respectively. The
Partnership charged a provision for doubtful accounts in the amount of $72,669 for the first quarter of 1995 and $22,203 for the first quarter of 1994. During the quarter ended March 31, 1995, the Partnership decreased its allowance for doubtful accounts to $312,309, a net decrease of $41,198. During the quarter ended March 31, 1994, the Partnership decreased its allowance for doubtful accounts to $337,804, a net decrease of $82,512. The allowance for doubtful accounts represents an allowance for tenant rent receivables that may become uncollectible in the future.

CASH FLOW

The Partnership recorded a $409 net increase in cash and cash equivalents in the quarter ended March 31, 1995, with $341,659 in net cash provided by operating activities offset by $84,917 used in investing activities for improvements of real estate and $256,333 used in financing activities for principal payments on long-term debt. The principal differences between net loss from operations of $160,812 and net cash provided by operating activities of $341,659 was the noncash charge of $427,217 for depreciation and amortization and a decrease of $131,942 in tenant accounts receivable, net of allowance for doubtful accounts.

The Partnership presently expects to apply any increase in cash to increase Partnership working capital reserves and to provide for shopping center improvements if and when necessary, and to repay and refinance debt as required. The General Partners believe it is necessary to maintain adequate reserves to fund capital improvements and tenant fit-up allowances that may be needed to lease vacant space, as well as to provide funds that may be required to reduce Partnership debt in connection with refinancing mortgage obligations. Consequently, there is no assurance as to the availability of cash flow to make distributions to partners. This policy reflects the fact that existing working capital reserves have been fully committed by the Partnership to carrying tenant rent receivables and making capital improvements and other expenditures. The General Partners believe that such a policy is prudent in view of the current real estate and general economic environments and is consistent with the Partnership's objective to maintain and increase the value of its shopping centers.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity has been adversely affected by lower than anticipated rental income and higher than anticipated tenant rents receivable. The cash and cash equivalents position of the Partnership at March 31, 1995 increased $409 from that at December 31, 1994. The Partnership's cash and cash equivalents position fluctuates from quarter to quarter as follows: (i) decreasing with the funding of lease-up costs and tenant improvements; (ii) decreasing with the funding of renovation and expansion expenses of the shopping centers; (iii) increasing as borrowing proceeds, net rental income and interest income are received; (iv) decreasing as expenses (including debt service requirements) are paid; and (v) decreasing by any payment of Partnership distributions.

Subsequent to March 31, 1995, the Partnership is obligated to expend approximately $12,000 for tenant fit-up costs in connection with tenant leases which have been signed. This amount does not include tenant improvement expenditures for prospective or future tenants. In the first quarter of 1995, approximately $45,000 was expended for a new roof at Cloister Shopping Center.

Wholesale Depot at Tarrytown Mall filed for reorganization under the provisions of Chapter XI of the U.S. Bankruptcy Code in May 1994. Wholesale Depot vacated its space at Tarrytown Mall in late June 1994 and rejected its lease on October 7, 1994. Wholesale Depot met its obligations to the Partnership for rent payments through September 30, 1994 with the exception of base rent and expense reimbursement for the month of April 1994.

The Partnership had as a security deposit a $500,000 letter of credit issued by Shawmut Bank to be used to fund the lease obligations of Wholesale Depot. The Partnership expects to collect $450,000 with regards to the letter of credit, $200,000 of which was received in January 1995, and to settle unsecured claims against Wholesale Depot for an additional $50,000. The monthly lease obligations for Wholesale Depot include approximately $36,240 in base rent and approximately $10,540 in monthly tenant reimbursements. Total income for the quarter ended March 31, 1995 included rental income of approximately $108,700 and tenant reimbursement income of approximately $31,600 with respect to the Wholesale Depot lease. The Partnership anticipates that no material income will be recorded with respect to the Wholesale Depot lease obligations subsequent to the second quarter of 1995.

The Partnership has contacted numerous potential replacement tenants for the Wholesale Depot space. Given competitive conditions in the marketplace, including new Target and K-Mart stores and available competitive space formerly occupied by K-Mart, there is no assurance that a replacement tenant will be found. A competitive space currently occupied by Roses Stores Incorporated is also expected to become available in August 1995. The Partnership is considering all available options in seeking to lease the space formerly occupied by Wholesale Depot. The Partnership expects that it may be required to make substantial expenditures to retrofit the space to meet the requirements of a replacement tenant and is exploring alternatives regarding financing such expenditures.

On March 29, 1995, in connection with Tarrytown Mall, the Partnership made certain modifications to its first trust loan. Effective July 1, 1995, the required monthly payments of principal will be reduced from $39,000 to $19,000. That reduction will remain in effect until June 30, 1996 or such earlier date as a replacement tenant is found for the Wholesale Depot space. All other loan terms remain unchanged.

The Orchard Square mortgage, which had an outstanding balance of $5,811,827 at March 31, 1995, matured on December 31, 1994. The Partnership is currently negotiating an extension of this mortgage with the lender. The lender has informed the Partnership that a review of the extension request is in process. In the interim, the lender has instructed the Partnership to continue making monthly payments. The acceptance of these payments by the lender does not constitute a commitment to modify or extend the loan.

A & P, an anchor tenant at Orchard Square, closed its store in that center in August of 1994. A & P, which leases 36,990 square feet, is obligated to continue to pay rent under its lease until a replacement tenant is found or until its lease expires in January

2008. The Partnership and A & P have discussed an arrangement whereby A & P would reopen its store in exchange for certain concessions. The Partnership is currently negotiating with the lender seeking approval of the proposed A & P lease modifications and a modification of the mortgage debt. These negotiations are ongoing and there can be no assurance a favorable agreement will be reached.

In 1995, the Partnership anticipates that approximately $375,000 will be expended for proposed improvements to Edgewood Plaza which include a new facade and parking lot resurfacing. The proposed Edgewood Plaza improvements are contingent on obtaining financing for the capital expenditures. The Partnership expects that the proposed capital expenditures will be funded principally from a mortgage loan collateralized by Edgewood Plaza, although it is possible that such expenditures may be funded from the sale of a pad site at Edgewood now being considered. The Partnership has reached an agreement with Santoni's Market, an anchor tenant, on terms of a new lease with an annual rent increase of approximately $25,000 which would commence when the improvements are substantially completed.

Edgewood Plaza Shopping Center is not encumbered by any mortgage. The Partnership is seeking to obtain mortgage financing of up to $1,400,000 secured by Edgewood Plaza in 1995 and to use the mortgage proceeds for the proposed capital improvement plan at Edgewood Plaza and to fund the payment of the principal balance of the Berkeley Square mortgage due October 1, 1995. There is no assurance such financing will be obtained or the capital improvement plan at Edgewood Plaza will be completed.

The Berkeley Square second priority mortgage, which had an outstanding balance of $695,500 at March 31, 1995, matures on October 1, 1995. The Partnership intends to meet this obligation with proceeds from new financing related to Edgewood Plaza or with Partnership working capital reserves and proceeds from sale of a pad site at Edgewood Plaza.

The Partnership's first priority mortgage loan on Berkeley Square shopping center requires a $425,000 letter of credit as additional collateral. The letter of credit is to be released when the shopping center's net operating income reaches certain levels specified in the mortgage documents and the lender has a reasonable expectation the shopping center will maintain those levels in the next twelve months. The letter of credit is scheduled to expire on August 30, 1995. The Partnership intends to seek renewal of the letter of credit. The Partnership's obligation to the issuer of the letter of credit is secured by a second mortgage on Cloister. The Partnership has also pledged a $75,000 certificate of deposit as additional collateral for the loan. The assigned certificate of deposit is included in prepaid expenses and other assets in the Partnership's financial statements.

The Partnership is currently negotiating the sale of a pad site at Berkeley Square to an existing tenant as part of that tenant's right under its lease. The outcome of these negotiations is dependent on negotiations with the holders of the mortgages. The proceeds of the sale would be required to be used to pay down the mortgage debt on Berkeley Square.

The Lynnwood Place mortgage, which had an outstanding balance of $6,382,645 at March 31, 1995, matures on July 10, 1995. The lender has verbally agreed to extend this loan for one year to July 10, 1996 with no change in loan terms.

The Partnership has entered into an agreement, subject to zoning and land use approvals, to expand the Food Lion store at Woodlawn Village from 25,000 to 32,744 square feet. The expansion would add 4,344 square feet to the center and convert 3,400 square feet of in-line space to Food Lion use. As part of the agreement, Food Lion would fund substantially all of the expansion costs. If effected, the expansion is intended to add to the stability of the center.

The Partnership has begun to seek opportunities to sell Partnership properties in markets where the General Partners believe a sale would be appropriate. Pursuant to that course of action, the Partnership has entered into brokerage agreements to sell two of its centers, Highlandtown Village and Holiday. There can be no assurance a sale of either of these properties will occur.

In the fourth quarter of 1994, the Partnership negotiated a contract to sell Quality Center to an unrelated third party. In February of 1995, the buyer terminated the contract, after determination that it would not be able to overcome local zoning objections to its proposed use.

Quality Center was approximately 59% leased as of March 31, 1995. Vacancies at Quality Center reflect competitive conditions in the market and a determination by the Partnership not to seek new tenants while the sale contract was pending because of the requirement that the space be delivered vacant to the contract purchaser. The Partnership's plan is to reposition Quality Center from a factory outlet center to a neighborhood and convenience center to attempt to take advantage of the expansion of Rockvale Square, a competing, substantially larger outlet center that is located directly across U.S. Route 30 from Quality Center. There can be no assurance this repositioning of the center will be successful.

The Partnership's operations as well as the operations and financial conditions of many of its tenants have been adversely affected by economic and competitive conditions. If the Partnership is not able to fund its cash requirements from opera-tions, the Partnership may be required to seek additional borrowing. The Partnership could be adversely affected by the decrease in the number of sources of mortgage financing and the increased standards employed by lenders to determine the amount, terms and underwriting requirements for such financing, all of which have affected the amount and cost of borrowing. If additional borrowing is not available, the Partnership may be required to sell one or more of its shopping center properties. There is no assurance that loans would be available, or that the Partnership would be able to sell a particular shopping center, or that the terms of such loans or any sales would be advantageous to the Partnership. Furthermore, if alternative sources of cash were needed and not found, the Partnership could default on its obligations, including obligations to pay debt service and mortgage interest, which could result in the foreclosure by its mortgage lenders of one or more shopping centers.

RESULTS OF OPERATIONS

The results of operations for the quarters ended March 31, 1995 and 1994 reflect the operations of eleven shopping centers. The net income (loss) for each shopping center is as follows:

                                           Net income (loss) for
                                            the quarters ended
                                          ----------------------
       Shopping Centers / Location         3/31/95      3/31/94
       ----------------------------       ---------    ---------
       WOODLAWN VILLAGE
         Fredericksburg, VA........        $(10,707)    $(19,868)
       LYNNWOOD PLACE
         Jackson, TN...............         (42,768)     (77,899)
       HIGHLANDTOWN VILLAGE
         Baltimore, MD.............          (8,491)      (6,811)
       JACKSON HEIGHTS PLAZA
         Murfreesboro, TN..........          13,674        3,162
       HOLIDAY
         Collinsville, VA..........           8,822        1,262
       CLOISTER
         Ephrata, PA...............          13,577       21,328
       ORCHARD SQUARE
         Cobb County, GA...........          36,530       35,905
       EDGEWOOD PLAZA
         Harford County, MD........          33,831       32,071
       TARRYTOWN MALL
         Rocky Mount, NC...........         (54,530)     (95,476)
       BERKELEY SQUARE
         Goose Creek, SC...........         (38,058)       6,593
       QUALITY CENTER
         Lancaster, PA.............         (72,953)     (23,352)
                                          ---------    ---------
       Shopping center totals              (121,073)    (123,085)
       Other expenses                       (39,739)     (36,335)
                                          ---------    ---------
       Total                              $(160,812)   $(159,420)
                                          =========    =========

THREE MONTHS ENDED MARCH 31, 1995:

Net loss increased $1,392 to net loss of $160,812 for the first quarter of 1995 from net loss of $159,420 for the comparable quarter of 1994. Total income increased $39,756 to $1,915,347 for the first quarter of 1995 from total income of $1,875,591 for the first quarter of 1994. Total operating expenses increased $44,671 to $2,080,320 for the 1995 quarter from $2,035,649 for the 1994 quarter.

Rental income increased $54,116 to $1,602,536 for the first quarter of 1995 from $1,548,420 for the first quarter of 1994. For purposes of the following discussion, rental income consists of rents paid by tenants occupying space in each shopping center and rental income accrued for adjustments and scheduled rent increases. Significant changes in rental income during the quarter included increases in rental income at Lynnwood Place of $13,486, Jackson Heights of $36,791 and Tarrytown Mall of $21,088. The increase in rental income at Lynnwood Place can be attributed to the execution of a lease with base annual rent of $29,580 commencing in the second quarter of 1994 and to increases in tenant rental rates as a result of annual lease increases and lease renewals. However, Lynnwood Place's leased percentage decreased 3% to 97% at March 31, 1995 from 100% at March 31, 1994 primarily due to the loss of one tenant leasing 2,800 square feet in the first quarter of 1995.
The increase in rental income at Jackson Heights was primarily due to an increase in the shopping center's leased percentage. Jackson Heights was 99% leased at March 31, 1995, which represented an increase of 4% compared to March 31, 1994. The increase in rental income at Tarrytown Mall can be attributed to leasing activity subsequent to the quarter ended March 31, 1994 and to increases in tenant rental rates as a result of annual lease increases and lease renewals. Tarrytown Mall was 64% leased at March 31, 1995, a decrease of 24% from March 31, 1994. The 24% decline primarily resulted from the loss of Wholesale Depot which occupied 79,066 square feet. Wholesale Depot terminated its lease at Tarrytown Mall on October 7, 1994. Rental income for both the 1995 and 1994 quarters included approximately $108,700 with respect to the Wholesale Depot lease.

These increases in rental income were partially offset by declines in rental income at Berkeley Square of $17,038 and at Quality Center of $26,419. The declines in rental income at Berkeley Square and Quality Center were primarily due to declines in the shopping centers' leased percentages. Berkeley Square was 85% leased at March 31, 1995, a decrease of 9% from March 31, 1994. Quality Center was 59% leased at March 31, 1995, a decrease of 17%.

The following changes in leased percentages also contributed to changes in rental income. Woodlawn, Highlandtown, Cloister and Holiday experienced net leasing increases from March 31, 1994 to March 31, 1995. Woodlawn, Highlandtown and Cloister were 93%, 98% and 100% leased at March 31, 1995, respectively, which represented net leasing gains of 3% at each center. Holiday was 84% leased, a net leasing gain of 1%. Edgewood Plaza remained unchanged at March 31, 1995 from March 31, 1994 at 100% leased. Orchard Square was 94% leased at March 31, 1995, a decline of 3% from March 31, 1994. The Partnership's aggregate portfolio was 84% leased at March 31, 1995, a decrease of 8% from March 31, 1994.

Tenant reimbursement income decreased $14,360 to $312,811 for the 1995 quarter from $327,171 for the 1994 quarter. A significant change in tenant reimbursement income contributing to the net decrease was a decline in tenant reimbursement income at Highland-town Village of $13,015.

Interest expense increased $12,515 to $802,458 for the quarter ended March 31, 1995 from $789,943 for the comparable quarter of 1994. The net increase is primarily attributable to an increase in interest expense at Cloister of $12,823. The increase at Cloister was due to an increase in the interest rate on the Cloister mortgage which bears interest at prime plus 1.25% (with a floor of 7.25%).

Depreciation expense decreased $17,202 to $406,884 for the quarter ended March 31, 1995 from $424,086 for the comparable quarter of 1994. This decrease was primarily the result of a decrease at Tarrytown Mall of $26,960 which was predominantly attributable to the write-down, recorded in the fourth quarter of 1994, of approximately $1,129,000 of leasehold improvements related to Wholesale Depot.

Repairs and maintenance expense decreased $6,421 to $229,727 for the 1995 quarter from $236,148 for the 1994 quarter. Significant changes in repairs and maintenance expense included increases at Jackson Heights of $28,570 and Berkeley Square of $10,619 and a decline at Tarrytown Mall of $22,815.

Taxes and insurance expense decreased $5,364 to $210,532 for the quarter ended March 31, 1995 from $215,896 for the comparable quarter of 1994. The decrease was primarily attributable to a $16,882 decrease in real estate taxes expense at Lynnwood Place for the 1995 quarter in comparison to the 1994 quarter. The decline in Lynnwood Place's taxes is due to a reduced assessment for 1995.

Management and leasing to related parties increased $2,846 to $109,030 for the 1995 quarter from $106,184 for the 1994 quarter.

The aggregate provision for doubtful accounts was $72,669 for the quarter ended March 31, 1995 as compared to $22,203 for the quarter ended March 31, 1994. The provisions related to Cloister and Berkeley Square were higher by $11,889 and $17,502, respectively, in the first quarter of 1995 as compared to the first quarter of 1994.

Amortization expense decreased $22,466 to $20,333 for the quarter ended March 31, 1995 from $42,799 for the comparable quarter of 1994. A significant change contributing to this decrease was a decline in amortization expense at Lynnwood Place of $16,917.

Other expenses increased $30,297 to $228,687 for the quarter ended March 31, 1995 from $198,390 for the comparable period in 1994. This increase was primarily the result of increases in legal expense at Tarrytown Mall and Quality Center of $31,236 and $19,314, respectively. The increase in legal expenses at Tarrytown Mall was related to the bankruptcy of Wholesale Depot and lease negotiations with a potential tenant for the Wholesale Depot space. The increase in legal expenses at Quality Center was related to negotiations of the sale contract for that center. In February 1995, the buyer terminated the contract.



                    PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 1995.

                                SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        MID-ATLANTIC CENTERS LIMITED PARTNERSHIP

                        By:  Realty Capital IV Limited Partnership,

                             General Partner

                        By:  LMRC IV, Inc., General Partner

Date:  May 12, 1995     By:  /s/ Richard J. Himelfarb
     ------------------      --------------------------------
                             Richard J. Himelfarb, President


                        By:  FW Realty Limited Partnership,
                             General Partner

                        By:  FW Corporation, General Partner

Date:  May 12, 1995     By:  /s/ William J. Wolfe
     ------------------      --------------------------------
                             William J. Wolfe, President