Form 10-Q/A
period 1995-03-31
MID ATLANTIC CENTERS LIMITED PARTNERSHIP
filed 1995-07-05
CIK 808375

              SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549


                          FORM 10-Q/A

                       AMENDMENT NO. 1

          THE PURPOSE OF THIS FILING IS TO ATTACH THE
             FINANCIAL DATA SCHEDULE AS EXHIBIT 27.


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

       MARYLAND                                  52-1490861
- ---------------------------------------------------------------
(State or other jurisdiction                (I.R.S. Employer
 of the organization)                       Identification No.)


111 South Calvert Street - Baltimore, MD          21203-1476
- -------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)


                         (410) 539-0000
- -------------------------------------------------------------
      (Registrant's telephone number, including area code)

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

ITEM 6.  REVISED EXHIBITS INDEX

(a)  EXHIBITS

3.1 Third Amended and Restated Agreement and Certificate of Limited Partnership. (1)
3.2 Third Certificate of Amendment to Third Amended and Restated Agreement and Certificate of Limited Partnership. (3)
3.3 Second Certificate of Amendment to Third Amended and Restated Agreement and Certificate of Limited Partnership. (3)
3.4 First Certificate of Amendment to Third Amended and Restated Agreement and Certificate of Limited Partnership. (3)
4.1 Third Amended and Restated Agreement and Certificate of Limited Partnership. (1)
10.1 Form of Shopping Center Management and Leasing Agreement.(2)
10.2 Lease Agreement between Mid-Atlantic Centers Limited Partnership and Food Lion, Inc. (3)
10.3 Lease Agreement between Mid-Atlantic Centers Limited Partnership and Revco Drug Centers of Virginia Inc. (3)
10.4 Lease Agreement between Mid-Atlantic Centers Limited Partnership and The Kroger Company. (3)
10.5 Lease Agreement between Mid-Atlantic Centers Limited Partnership and Santoni's Markets Incorporated. (3)
10.6 Lease Agreement between Mid-Atlantic Centers Limited Partnership and Rite-Aid of Maryland, Inc. (3)
10.7 Lease Agreement between Mid-Atlantic Centers Limited Partnership and Family Dollar Stores of Martinsville, Virginia, Inc. (3)
10.8 Lease Agreement between Mid-Atlantic Centers Limited Partnership and Southeastern Outdoorsman, Inc. (3)
10.9 Lease Agreement between Mid-Atlantic Centers Limited Partnership and Noland Company, Inc. (3)
10.10 Lease Agreement between Mid-Atlantic Centers Limited Partnership and The Grand Union Company. (3)
10.11 Lease Agreement between Mid-Atlantic Centers Limited Partnership and The Reed Company. (3)
10.12 Lease Agreement between Mid-Atlantic Centers Limited Partnership and Family Dollar Stores of Pennsylvania, Inc. (3)
10.13 Lease Agreement between Mid-Atlantic Centers Limited Partnership and R.H. Properties Co. D/B/A New Ephrata Farmer's Market. (3)
10.14 Lease Agreement between Mid-Atlantic Centers Limited Partnership and Santoni's, Inc. (3)
10.15 Lease Agreement between Mid-Atlantic Centers Limited Partnership and People's Service Drug Stores, Inc. (3)
10.16 Lease Agreement between Mid-Atlantic Centers Limited Partnership and Montgomery Ward Co., Inc. (3)
10.17 Lease Agreement between Mid-Atlantic Centers Limited Partnership and S.E. Nichols, Inc. (3)
10.18 Lease Agreement between Mid-Atlantic Centers Limited Partnership and Robert E. Lawlar. (3)
10.19 Lease Agreement between Mid-Atlantic Centers Limited Partnership and Ottis T. Cato D/B/A Bingo Time. (3)
10.20 Lease Agreement between Mid-Atlantic Centers Limited Partnership and Housewares Merchandisers, Inc. (3)
10.21 First Addendum to that certain contract between First Washington Development Group, Inc. and BPT Lynnwood Place Associates, LTD. dated March 11, 1987. (3)
10.22 Escrow Agreement between BPT Lynnwood Place Associates, Ltd. and Mid-Atlantic Centers Limited Partnership (pursuant to First Addendum to the Contract) dated July 16, 1987. (3)
10.23 Lease Guarantee Agreement between Mid-Atlantic Centers Limited Partnership and The Mitchell Company dated December 30, 1987.(3)
10.24 Escrow Agreement between The Mitchell Company, Mid-Atlantic Centers Limited Partnership and Mid-South Title Insurance Corporation dated December 30, 1987. (3)

10.25 First Amendment of Real Estate Purchase Contract between First Washington Development Group, Inc. and Five Shopping Center Co.
      dated December 7, 1987. (3)
10.26 First Addendum to Real Estate Purchase Contract between Quality Centers/Lancaster Limited Partnership and First Washington
      Development Group, Inc. dated September 13, 1988. (3)
10.27 Escrow Agreement between Fidelity Title & Guaranty Company,
      Quality Centers/Lancaster Limited Partnership and Mid-Atlantic
      Centers Limited Partnership dated January 31, 1989. (3)
10.28 Lease Agreement between Mid-Atlantic Centers Limited Partnership and Southeastern Health Spa, Inc. (4)
10.29 Lease Agreement between Mid-Atlantic Centers Limited Partnership and Frensleys, Inc. (4)
10.30 Lease Agreement between Mid-Atlantic Centers Limited Partnership and Nike Retail Services, Inc. (4)
10.31 Lease Agreement between Mid-Atlantic Centers Limited Partnership and Wanda Fay Toney and T.A. Coats, Jr. (5)
10.32 Lease Agreement between Mid-Atlantic Centers Limited Partnership and Video Vibes.  (6)
10.33 Modification of Promissory Note and Statement of Loan Status
      between Mid-Atlantic Centers Limited Partnership and The
      Mitchell Company.  (7)
10.34 Supplemental agreement by and between Mid-Atlantic Centers
      Limited Partnership and Montgomery Ward & Co., Incorporated amending lease agreement included as exhibit 10.16 of Form 10-K for the year ended December 31, 1988. (7)
10.35 Lease agreement by and between Mid-Atlantic Centers Limited
      Partnership and Wholesale Depot Holding Company, Inc. (7)
10.36 Amended and Restated Nonrecourse Purchase Money Promissory Note dated January 13, 1994. (8)
10.37 Amendment to Note, Deed of Trust and Other Loan Documents dated
      January 13, 1994. (8)
10.38 Promissory Note ($196,710.00) dated January 13, 1994. (8)
10.39 Loan Agreement between Mid-Atlantic Centers and FirstTrust Bank dated January 13, 1994. (8)
10.40 Promissory Note between Mid-Atlantic Centers and FirstTrust Bank dated January 13, 1994. (8)
10.41 Lease agreement by and between Mid-Atlantic Centers Limited Partnership and W.S. Badcock Corporation dated November 10, 1993. (9)
27.1  Financial Data Schedule for the quarter ended March 31, 1995.
28.1  Letter of Valuation for 11 Shopping Center Properties as of
      January 1, 1993. (6)
28.2  Pages 10-14 of the Registrant's Prospectus dated March 25,
      1987. (1)
28.3  Pages 14-17 of the Registrant's Prospectus dated March 25,
      1987. (1)
28.4  Pages 24-26 of the Registrant's Prospectus dated March 25,
      1987. (1)
28.5  Pages 37-39 of the Registrant's Prospectus dated March 25,
      1987. (1)
28.6  Pages 59-62 of the Registrant's Prospectus dated March 25,
      1987. (1)
28.7  Page 66 of the Registrant's Prospectus dated March 25, 1987. (1)
28.8  Letter of Valuation for 11 Shopping Centers Properties as of
      January 1, 1994. (8)
28.9  Letter of Valuation for 11 Shopping Centers Properties as of
      November 30, 1994. (9)

(1)  Incorporated by reference to the Registrant's Registration
     Statement on Form S-11 under the Securities Act of 1933
     (File No. 33-11086).

(2) Incorporated by reference to Amendment No. 3 to the Registrant's Registration Statement on Form S-11 under the Securities Act of 1933 (File No. 33-11086).

(3) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (File No. 0-16285).

(4) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (File No. 0-16285).

(5) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (File No. 0-16285).

(6) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (File No. 0-16285).

(7) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1993 pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (File No. 0-16285).

(8) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (File No. 0-16285).

(9) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (File No. 0-16285).

                                SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        MID-ATLANTIC CENTERS LIMITED PARTNERSHIP

                        By:  Realty Capital IV Limited Partnership,
                             General Partner

                        By:  LMRC IV, Inc., General Partner

Date: July 5, 1995      By:  /s/ Richard J. Himelfarb
     ------------------      --------------------------------
                             Richard J. Himelfarb, President