Form 10-Q
period 1995-06-30
MID ATLANTIC CENTERS LIMITED PARTNERSHIP
filed 1995-07-28
CIK 808375

              SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

                           FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For The Quarterly Period Ended June 30, 1995

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

        MARYLAND                                   52-1490861
 ---------------------------------------------------------------
(State or other jurisdiction                 (I.R.S. Employer
 of the organization)                         Identification No.)

111 South Calvert Street - Baltimore, MD          21203-1476
- - ----------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)

                         (410) 539-0000
- - ---------------------------------------------------------------
      (Registrant's telephone number, including area code)

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                               BALANCE SHEETS

                                                      June 30,    December 31,
                                                        1995          1994
                                                     ------------  -----------
ASSETS:
 Investment in real estate held for lease, at cost:
   Land                                              $11,803,791  $11,803,791
   Buildings and improvements                         49,519,758   49,387,790
                                                     -----------  -----------
                                                       61,323,549   61,191,581
   less accumulated depreciation                      11,472,884   10,658,778
                                                     -----------  -----------
                                                       49,850,665   50,532,803
 Cash and cash equivalents                               972,902      384,181
 Tenant accounts receivable, net of allowance
   for doubtful accounts ($299,779 in 1995 and
   $353,507 in 1994)                                     956,783    1,380,921
 Prepaid expenses and other assets                       757,080      681,024
 Intangible assets, net of accumulated amortization
   ($1,007,444 in 1995 and $966,779 in 1994)             198,640      239,305
                                                     -----------  -----------
   Total assets                                      $52,736,070  $53,218,234
                                                     ===========  ===========
LIABILITIES AND PARTNERS' EQUITY:

 Long-term debt, including current maturities        $34,856,864  $35,285,891
 Accounts payable and accrued expenses                   241,122       61,093
 Cash flow protector loans                               789,203      789,203
 Interest payable                                        550,133      488,734
 Prepaid rents and security deposits                     246,841      240,888
 Due to related parties                                   93,013      118,163
                                                     -----------  -----------
    Total liabilities                                  36,777,176   36,983,972
                                                     -----------  -----------
 General partners and assignor limited partner           (11,830)      (9,076)
 Assignee limited partners (1,200,000 units
   authorized, issued and outstanding)                15,970,724   16,243,338
                                                     -----------  -----------
   Total partners' equity                             15,958,894   16,234,262
                                                     -----------  -----------
   Total liabilities and partners' equity            $52,736,070  $53,218,234
                                                     ===========  ===========

     The accompanying notes are an integral part of these balance sheets.

                        MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                               STATEMENTS OF OPERATIONS

                                For the quarters ended For the six months ended
                                        June 30,              June 30,
                                ---------------------- -----------------------
                                    1995       1994       1995         1994
                                ---------- ----------- ----------- -----------

 Income:
  Rental income                 $1,601,547 $1,609,636  $3,204,083  $3,158,056
  Tenant reimbursement income      255,836    339,048     568,647     666,219
                                ----------  ---------  ----------  ----------
    Total income                 1,857,383  1,948,684   3,772,730   3,824,275
                                ----------  ---------  ----------  ----------

 Operating expenses:
  Interest expense                 802,980    792,997   1,605,438   1,582,940
  Depreciation                     407,222    424,818     814,106     848,904
  Repairs and maintenance          201,547    222,866     431,274     459,014
  Taxes and insurance              207,287    224,123     417,819     440,019
  Management and leasing to
    related parties                110,817    114,860     219,847     221,044
  Provision for doubtful accounts   12,960     80,988      85,629     103,191
  Amortization                      20,332     44,634      40,665      87,433
  Other expenses                   210,846    164,837     439,533     363,227
                                 ---------  ---------  ----------  ----------
    Total operating expenses     1,973,991  2,070,123   4,054,311   4,105,772
                                 ---------  ---------  ----------  ----------
 Loss from rental operations      (116,608)  (121,439)   (281,581)   (281,497)
  Other income:
  Interest income                    2,052      3,894       6,213       4,532
                                 ---------  ---------  ----------  ----------
 Net loss                        $(114,556) $(117,545)  $(275,368)  $(276,965)
                                 =========  =========  ==========  ==========
 Net loss allocated to
  general partners               $  (1,146) $  (1,175)  $  (2,754)  $  (2,769)
                                 =========  =========  ==========  ==========
 Net loss allocated to assignee
  limited partners               $(113,410) $(116,370)  $(272,614)  $(274,196)
                                 =========  =========  ==========  ==========
 Net loss allocated to assignee
  limited partners per unit
  (1,200,000 units issued and
  outstanding)                     $ (0.09)   $ (0.10)    $ (0.23)    $ (0.23)
                                 =========  =========  ==========  ==========

           The accompanying notes are an integral part of these statements.

                 MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                         STATEMENTS OF CASH FLOWS

                                                  For the six months ended
                                                          June 30,
                                                 -------------------------
                                                     1995         1994
                                                 ------------   ----------
Cash flows from operating activities:
 Net loss                                          $ (275,368)  $ (276,965)
                                                   ----------   ----------
 Adjustments to reconcile net loss to net
 cash provided by operating activities:
  Depreciation and amortization                       854,771      936,337
 Changes in operating assets and liabilities:
  Decrease in tenant accounts receivable, net         424,138       90,021
  (Increase) decrease in prepaid expenses and
    other assets                                      (76,056)      69,113
  Increase (decrease) in accounts payable and
    accrued expenses                                  185,982   (1,285,494)
  Increase in interest payable                         61,399       26,999
  Increase (decrease) in due to related parties       (25,150)       5,300
                                                   ----------   ----------
    Total adjustments                               1,425,084     (157,724)
                                                   ----------   ----------
 Net cash provided by (used in) operating
  activities                                        1,149,716     (434,689)
                                                   ----------   ----------
Cash flows from investing activities:
 Improvements of real estate                         (131,968)    (167,013)
                                                   ----------   ----------
 Net cash used in investing activities               (131,968)    (167,013)
                                                   ----------   ----------
Cash flows from financing activities:
 Principal payments on long-term debt                (429,027)    (379,750)
 Proceeds from long-term debt                            -       2,640,940
 Retirement of long-term debt                            -      (1,102,392)
 Mortgage escrow deposits                                -        (206,149)
 Payment of deferred interest                            -        (150,000)
 Financing fees                                          -         (86,487)
 Assigned certificate of deposit                         -         (25,617)
                                                   ----------   ----------
 Net cash provided by (used in) financing activities (429,027)     690,545
                                                   ----------   ----------
Net increase in cash and cash equivalents             588,721       88,843
Cash and cash equivalents at beginning of period      384,181      353,577
                                                   ----------   ----------
Cash and cash equivalents at end of period         $  972,902    $ 442,420
                                                   ==========   ==========
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest                                         $1,544,039   $1,705,941
                                                   ==========   ==========

     The accompanying notes are an integral part of these statements.

             MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                   Notes to Financial Statements
                          June 30, 1995
                        -----------------

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

RENTAL INCOME. Certain leases provide for either abatement of rents or scheduled rent increases over the life of the leases. Rental income is recorded on a straight-line basis of equal monthly payments over the respective terms of the leases. The receivables related to the recording of rental income on a straight-line basis totalled $655,534 and $682,399 at June 30, 1995 and December 31, 1994, respectively.

STATEMENTS OF CASH FLOWS. For purposes of the statements of cash flows, the Partnership considers cash in banks, commercial paper and repurchase agreements with original maturities of less than three months to be cash and cash equivalents.

RECENT ACCOUNTING DEVELOPMENTS. Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of," was issued by the Financial Accounting Standards Board in March 1995. The Partnership expects to adopt the provisions of Statement No. 121 beginning in 1996. The Partnership is currently assessing the effect adoption of the provisions will have on the Partnership's financial position and results of operations.

NOTE B - RELATED PARTY TRANSACTIONS:

During the quarter ended June 30, 1995, the Partnership paid First Washington Management, Inc., an affiliate of FW Realty Limited Partnership, one of the general partners, $92,182 and Legg Mason Realty Capital, Inc., an affiliate of Realty Capital IV Limited Partnership, the other general partner, $40,073 for management fees and reimbursement of operating expenses. At June 30, 1995, $17,492 was payable to Legg Mason Realty Capital, Inc. and $2,090 was payable to First Washington Management, Inc. for management fees and reimbursement of operating expenses.

The general partners agreed to lend to the Partnership, without interest, up to 50% of the acquisition fees actually paid to them at the time the loan was made in the event the annual cumulative non-compounded return to assignee limited partners fell below 7% of the allocable invested capital for the period from February 1, 1989 through January 31, 1992. In 1990, the general partners fulfilled their obligation under these cash flow protector loan provisions. As of June 30, 1995, cash flow protector loans totalling $789,203 were outstanding ($599,794 to FW Realty Limited Partnership and $189,409 to Realty Capital IV Limited Partnership). The loans are non-interest bearing and are required to be repaid from distributable cash flow or sale or refinancing proceeds after the payment of a preferred return to assignee limited partners equal to a 10% annual cumulative non-compounded return on invested capital.
In addition, acquisition fees totalling $73,431 were payable as of June 30, 1995 to FW Realty Limited Partnership in the amount of $55,808 and to Realty Capital IV Limited Partnership in the amount of $17,623.

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

As of June 30, 1995, tenant rent receivables prior to the allowance for doubtful accounts totaled $1,256,562 of which amount $655,534 represented receivables required to be accrued in accordance with applicable accounting principles to reflect scheduled rent increases over the terms of the applicable leases and $601,028 represented the balance. As of December 31, 1994 and June 30, 1994, such rent receivables totaled $1,734,428 and $1,331,474, respectively, of which amounts $682,399 and $671,784, respectively, represented receivables required to be accrued and $1,052,029 and $659,690, respectively, represented the balances.

The Partnership wrote off tenant rent receivables and charged the allowance for doubtful accounts in the quarters ended June 30, 1995 and 1994 for $25,490 and $81,667, respectively. The Partnership charged a provision for doubtful accounts in the amount of $12,960 for the second quarter of 1995 and $80,988 for the second quarter of 1994. During the quarter ended June 30, 1995, the Partnership decreased its allowance for doubtful accounts to $299,779, a net decrease of $12,530. During the quarter ended June 30, 1994, the Partnership decreased its allowance for doubtful accounts to $337,126, a net decrease of $678. The allowance for doubtful accounts represents an allowance for tenant rent receivables that may become uncollectible in the future.

CASH FLOW

The Partnership recorded a $588,721 net increase in cash and cash equivalents in the six months ended June 30, 1995, with $1,149,716 in net cash provided by operating activities offset by $131,968 used in investing activities for improvements of real estate and $429,027 used in financing activities for principal payments on long-term debt. The principal differences between net loss from operations of $275,368 and net cash provided by operating activities of $1,149,716 were the noncash charge of $854,771 for depreciation and amortization, a decrease of $424,138 in tenant accounts receivable, net of allowance for doubtful accounts, and an increase in accounts payable and accrued expenses of $185,982. The decrease in net tenant accounts receivable can be attributed to receipt of the balance a letter of credit posted by Wholesale Depot (a former tenant at Tarrytown Mall), a portion of which represented payment of prior period receivables, and to collection of 1994 tenant expense reimbursements.

The Partnership presently expects to apply any increase in cash to increase Partnership working capital reserves, to provide for shopping center improvements if and when necessary, and to repay and refinance debt as required. The General Partners believe it is necessary to maintain adequate reserves to fund capital improvements and tenant fit-up allowances that may be needed to lease vacant space, as well as to provide funds that may be required to reduce Partnership debt in connection with refinancing mortgage obligations. Consequently, there is no assurance as to the availability of cash flow to make distributions to partners. This policy reflects the fact that existing working capital reserves have been fully committed by the Partnership to carrying tenant rent receivables and making capital improvements and other expenditures. The General Partners believe that such a policy is prudent in view of the current real estate and general economic environments and is consistent with the Partnership's objective to maintain and increase the value of its shopping centers.

LIQUIDITY AND CAPITAL RESOURCES

The cash and cash equivalents position of the Partnership at June 30, 1995 increased $588,721 from that at December 31, 1994. The Partnership's cash and cash equivalents position fluctuates from quarter to quarter as follows: (i) decreasing with the funding of lease-up costs and tenant improvements; (ii) decreasing with the funding of renovation and expansion costs of the shopping centers;
(iii) increasing as borrowing proceeds, net rental income and interest income are received; (iv) decreasing as expenses (including debt service requirements) are paid; and (v) decreasing by any payment of Partnership distributions.

Subsequent to June 30, 1995, the Partnership is obligated to expend approximately $66,000 for tenant fit-up costs in connection with tenant leases which have been signed and other committed capital expenditures. This amount does not include tenant improvement expenditures for prospective or future tenants.

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

The Partnership had as a security deposit a $500,000 letter of credit issued by Shawmut Bank to be used to fund the lease obligations of Wholesale Depot. The Partnership collected $450,000 with regard to the letter of credit, of which $250,000 was received in June 1995 and $200,000 was received in January 1995. The Partnership also settled unsecured claims against Wholesale Depot for an additional $50,000, which was received in June 1995. The monthly lease obligations for Wholesale Depot included approximately $36,240 in base rent and approximately $10,540 in monthly tenant reimbursements. Total income for the quarter ended June 30, 1995 included rental income of approximately $108,700 and tenant reimbursement income of approximately $31,600 with respect to the Wholesale Depot lease. Approximately $32,000 in rental income will be recorded with respect to the Wholesale Depot lease obligations subsequent to the second quarter of 1995 with no further income under that lease to be recognized.

The Partnership has contacted numerous potential replacement tenants for the former Wholesale Depot space. Given competitive conditions in the marketplace, including new Target and K-Mart stores and available competitive space formerly occupied by K-Mart, there is no assurance that a replacement tenant will be found. An additional competitive space is also expected to become available in August 1995. The Partnership is considering all available options in seeking to lease the space, including leasing approximately 91,000 square feet to a potential warehouse tenant on a temporary basis.

A & P, an anchor tenant at Orchard Square, closed its store in that center in August of 1994. A & P, which leases 36,990 square feet, is obligated to continue to pay rent under its lease until a replacement tenant is found or until its lease expires in January 2008. The Partnership and A & P have discussed an arrangement whereby A & P would reopen its store in exchange for certain concessions. The Orchard Square mortgage, which had an outstanding balance of $5,790,982 at June 30, 1995, matured on December 31, 1994. The Partnership continues to negotiate with a representative of the lender of this mortgage, although no assurance can be given regarding the outcome of such negotiations. The representative of the holder of that mortgage rejected the Partnership's proffer of the July monthly payment. However, the representative stated that such action was not intended to evidence termination of the ongoing negotiations.

Edgewood Plaza improvements are contingent on obtaining financing for the capital expenditures. The Partnership expects that the proposed capital expenditures will be funded principally from a mortgage loan collateralized by Edgewood Plaza, although it is possible that such expenditures may be partially funded from the sale of a pad site at Edgewood now being considered. The Partnership has reached an agreement with Santoni's Market, an anchor tenant, on terms of a new lease with an annual rent increase of approximately $25,000 which would commence when the improvements are substantially completed.

Edgewood Plaza Shopping Center is not encumbered by any mortgage. The Partnership expects to close on a $1,400,000 mortgage secured by Edgewood Plaza in August 1995 and to use the proceeds for the proposed capital improvement plan at the property and to fund payment of the $695,500 principal balance of the Berkeley Square mortgage due October 1, 1995. The new Edgewood loan would have a fixed interest rate for a five year term established at 263 basis points above five year United States treasury obligations. There is no assurance such financing will be consummated or the capital improvement plan at Edgewood Plaza will be completed.

The Berkeley Square second priority mortgage, which had an outstanding balance of $695,500 at June 30, 1995, matures on October 1, 1995. The Partnership intends to meet this obligation with proceeds from the financing related to Edgewood Plaza described above or with Partnership working capital reserves and proceeds from sale of a pad site at Edgewood Plaza.

The Partnership's first priority mortgage loan on Berkeley Square shopping center requires a $425,000 letter of credit as additional collateral. The letter of credit is to be released when the shopping center's net operating income reaches certain levels specified in the mortgage documents and, if at that time, the lender has a reasonable expectation the shopping center will maintain those levels in the next twelve months. The letter of credit is scheduled to expire on August 31, 1995. The Partnership has requested that the first priority mortgage lender release the letter of credit obligation in connection with the payment of the second priority mortgage and the application of the proceeds of the sale of a pad site at Berkeley Square toward reduction of the first priority mortgage loan. If the lender will not release the letter of credit obligation, the Partnership intends to seek renewal of the letter of credit. The Partnership's obligation to the issuer of the letter of credit is secured by a second mortgage on Cloister. The Partnership has also pledged a $75,000 certificate of deposit as additional collateral for the loan. The assigned certificate of deposit is included in prepaid expenses and other assets in the Partnership's financial statements.

The Lynnwood Place mortgage, which had an outstanding balance of $6,367,989 at June 30, 1995, matures on July 10, 1995. The lender extended the term of this loan for one year to July 10, 1996, reducing the interest rate to 9% from 9.75% and increasing the rate of principal amortization to 22 years from 30 years.  The

Partnership is obligated to pay a $10,000 extension fee to the lender and all legal costs incurred in connection with the mortgage extension.

The Partnership has entered into an agreement, subject to zoning and land use approvals, to expand the Food Lion store at Woodlawn Village from 25,000 to 32,744 square feet. The expansion would add 4,344 square feet to the center and convert 3,400 square feet of in-line space to Food Lion use. The Partnership is currently seeking the necessary approvals from certain Stafford County agencies in Virginia. As part of the agreement, Food Lion would fund substantially all of the expansion costs. If effected, the expansion is intended to add to the stability of the center. There can be no assurance the necessary approvals will be obtained or the Food Lion expansion will be completed.

The Partnership has begun to seek opportunities to sell Partnership properties in markets where the General Partners believe a sale would be appropriate. Pursuant to that course of action, the Partnership has entered into brokerage agreements to sell two of its centers, Highlandtown Village and Holiday. There can be no assurance a sale of either of these properties will occur.

Quality Center was approximately 58% leased as of June 30, 1995. Vacancies at Quality Center reflect competitive conditions in the market. The Partnership's plan is to reposition Quality Center from a factory outlet center to a neighborhood and community convenience center. There can be no assurance this repositioning of the center will be successful.

The Partnership's operations as well as the financial condition of many of its tenants have been adversely affected by economic and competitive conditions. If the Partnership is not able to fund its cash requirements from operations, the Partnership may be required to seek additional borrowing. The Partnership could be adversely affected by the decrease in the number of sources of mortgage financing and the stricter standards employed by lenders to determine the amount, terms and underwriting requirements for such financing, all of which have affected the amount and cost of borrowing. If additional borrowing is not available, the Partnership may be required to sell one or more of its shopping center properties. There is no assurance that loans would be available, or that the Partnership would be able to sell a particular shopping center, or that the terms of such loans or any sales would be advantageous to the Partnership. Furthermore, if alternative sources of cash were needed and not found, the Partnership could default on its obligations, including obligations to pay debt service and mortgage interest, which could result in the foreclosure by its mortgage lenders of one or more shopping centers.

RESULTS OF OPERATIONS

The results of operations for the quarters and six months ended
June 30, 1995 and 1994 reflect the operations of eleven shopping centers. The net income (loss) for each shopping center is as follows:

                                 Net income (loss) for  Net income (loss) for
                                  the quarters ended    the six months ended
                                 ---------------------  --------------------

    Shopping Centers / Location   6/30/95     6/30/94    6/30/95     6/30/94
    ----------------------------  -------    ---------  --------    --------
    WOODLAWN VILLAGE
      Fredericksburg, VA........ $(19,867)    $(8,843)  $(30,574)   $(28,711)
    LYNNWOOD PLACE
      Jackson, TN...............  (79,717)    (69,137)  (122,485)   (147,036)
    HIGHLANDTOWN VILLAGE
      Baltimore, MD.............    3,256       2,126     (5,235)     (4,685)
    JACKSON HEIGHTS PLAZA
      Murfreesboro, TN..........   30,002     (10,805)    43,676      (7,643)
    HOLIDAY
      Collinsville, VA..........    6,603       6,667     15,425       7,929
    CLOISTER
      Ephrata, PA...............   29,172      25,600     42,749      46,928
    ORCHARD SQUARE
      Cobb County, GA...........   39,653      53,230     76,183      89,135
    EDGEWOOD PLAZA
      Harford County, MD........   45,896      40,820     79,727      72,891
    TARRYTOWN MALL
      Rocky Mount, NC...........  (28,869)    (93,396)   (83,399)   (188,872)
    BERKELEY SQUARE
      Goose Creek, SC...........   (6,779)    (14,606)   (44,837)     (8,013)
    QUALITY CENTER
      Lancaster, PA.............  (91,363)     (6,573)  (164,316)    (29,925)
                                ---------   ---------  ---------   ---------
    Shopping center totals        (72,013)    (74,917)  (193,086)   (198,002)
    Other expenses                (42,543)    (42,628)   (82,282)    (78,963)
                                ---------   ---------  ---------   ---------
    Total                       $(114,556)  $(117,545) $(275,368)  $(276,965)
                                =========   =========  =========   =========

THREE MONTHS ENDED JUNE 30, 1995:

Net loss decreased $2,989 to net loss of $114,556 for the second quarter of 1995 from net loss of $117,545 for the comparable quarter of 1994. Total income decreased $91,301 to $1,857,383 for the second quarter of 1995 from total income of $1,948,684 for the second quarter of 1994. Total operating expenses decreased $96,132 to $1,973,991 for the 1995 quarter from $2,070,123 for the 1994 quarter.

Rental income decreased $8,089 to $1,601,547 for the second quarter of 1995 from $1,609,636 for the second quarter of 1994. Rental income consists of rents paid by tenants occupying space in each shopping center, rental income accrued for adjustments and scheduled rent increases and rent computed on the basis of a percentage of gross sales in excess of specified levels.

Significant changes in rental income during the quarter, excluding changes in percentage rent, included an increase in rental income at Jackson Heights of $33,411, which was primarily due to an increase in the shopping center's leased percentage. Jackson Heights was 99% leased at June 30, 1995, which represented an increase of 5% compared to June 30, 1994. This increase in rental income was offset by declines in rental income at Quality Center of $38,867 and Orchard Square of $17,431. The declines in rental income at Quality Center and Orchard Square were primarily due to declines in the shopping centers' leased percentages. Quality Center and Orchard Square were 58% and 96% leased, respectively, at June 30, 1995, which represented net leasing declines of 26% and 2%, respectively, from June 30, 1994.

The following changes in leased percentages also contributed to changes in rental income. Woodlawn, Highlandtown, Cloister and Holiday experienced net leasing increases from June 30, 1994 to June 30, 1995. Woodlawn and Holiday were 93% and 79% leased at June 30, 1995, respectively, which represented net leasing gains of 3% at each center. Highlandtown and Cloister were 100% leased, which represented net leasing gains of 2% and 1%, respectively. Lynnwood Place, Edgewood Plaza and Berkeley Square remained unchanged at June 30, 1995 from June 30, 1994 at 100%, 100% and 86% leased, respectively. Tarrytown Mall was 65% leased at June 30, 1995, a net decrease of 23% from June 30, 1994. The 23% decline at Tarrytown Mall primarily resulted from the loss of Wholesale Depot which occupied 79,066 square feet. Wholesale Depot terminated its lease at Tarrytown Mall on October 7, 1994. Rental income for both the 1995 and 1994 quarters included approximately $108,700 with respect to the Wholesale Depot lease. The Partnership's aggregate portfolio was 84% leased at June 30, 1995, a decrease of 7% from June 30, 1994.

Percentage rent for the Partnership increased $14,241 to $56,307 for the second quarter of 1995 from $42,066 for the second quarter of 1994. The net increase is primarily attributable to an increase at Jackson Heights of $14,326.

Tenant reimbursement income decreased $83,212 to $255,836 for the 1995 quarter from $339,048 for the 1994 quarter. The net decline in tenant reimbursement income was primarily due to decreases at Lynnwood Place of $53,590, Woodlawn of $17,420, and Orchard Square of $12,729. The decline at Lynnwood Place can be attributed to a reduction in estimated real estate tax tenant reimbursements and to adjustments for prior year accruals.

Interest expense increased $9,983 to $802,980 for the quarter ended June 30, 1995 from $792,997 for the comparable quarter of 1994.

Depreciation expense decreased $17,596 to $407,222 for the quarter ended June 30, 1995 from $424,818 for the comparable quarter of 1994. This decrease was primarily the result of a decrease at Tarrytown Mall of $26,853 which was predominantly attributable to the write-down, recorded in the fourth quarter of 1994, of approximately $1,129,000 of leasehold improvements related to Wholesale Depot.

Repairs and maintenance expense decreased $21,319 to $201,547 for the 1995 quarter from $222,866 for the 1994 quarter. The largest single change in repairs and maintenance expense was a decline at Woodlawn of $13,291.

Taxes and insurance expense decreased $16,836 to $207,287 for the quarter ended June 30, 1995 from $224,123 for the comparable quarter of 1994. This net decrease was primarily attributable to a $16,883 decrease in real estate tax expense at Lynnwood Place as a result of a reduced assessment for 1995.

The aggregate provision for doubtful accounts was $12,960 for the quarter ended June 30, 1995 as compared to $80,988 for the quarter ended June 30, 1994. The provisions for Tarrytown Mall and Berkeley Square were lower by $55,794 and $13,333, respectively, in the second quarter of 1995 as compared to the second quarter of 1994.

Amortization expense decreased $24,302 to $20,332 for the quarter ended June 30, 1995 from $44,634 for the comparable quarter of 1994. A significant change contributing to this decrease was a decline in amortization expense at Lynnwood Place of $16,917 due to full amortization of loan costs in the quarter ended June 30, 1994.

Other expenses increased $46,009 to $210,846 for the quarter ended June 30, 1995 from $164,837 for the comparable period in 1994.
This increase was primarily the result of an increase in administrative expense at Quality Center of $57,128. This increase at Quality Center was primarily due to an adjustment in the marketing fund as a result of a decline in tenant contributions for this period and prior periods based on occupancy at the property.

SIX MONTHS ENDED JUNE 30, 1995:

Net loss decreased $1,597 to net loss of $275,368 for the six months ended June 30, 1995 from net loss of $276,965 for the comparable six months of 1994. Total income decreased $51,545 to $3,772,730 for the first six months of 1995 from total income of $3,824,275 for the first six months of 1994. Total operating expenses decreased $51,461 to $4,054,311 for the 1995 period from $4,105,772 for the 1994 period.

Rental income increased $46,027 to $3,204,083 for the six months ended June 30, 1995 from $3,158,056 for the six months ended June 30, 1994. Rental income consists of rents paid by tenants occupying space in each shopping center, rental income accrued for adjustments and scheduled rent increases and rent computed on the basis of a percentage of gross sales in excess of specified levels.

Significant changes in rental income during the six months, excluding changes in percentage rent, included an increase at Jackson Heights of $70,202. The increase in rental income at Jackson Heights was primarily due to an increase in the shopping center's leased percentage to 99% leased at June 30, 1995, which represented an increase of 5% compared to June 30, 1994. Other significant changes in rental income included declines at Quality Center of $65,286 and Berkeley Square of $20,720. The decline in rental income at Quality Center was primarily due to a decline in the shopping center's leased percentage to 58% at June 30, 1995, a net decrease of 26% from June 30, 1994. The decline at Berkeley Square can be attributed to the loss of one tenant paying aggregate annual rent of $42,000 at the end of the second quarter of 1994. Berkeley Square's leased percentage remained unchanged at June 30, 1995 from June 30, 1994 at 86%.

The following changes in leased percentages also contributed to changes in rental income. Woodlawn, Highlandtown, Cloister and Holiday experienced net leasing increases from June 30, 1994 to June 30, 1995. Woodlawn and Holiday were 93% and 79% leased at June 30, 1995, respectively, which represented net leasing gains of 3% at each center. Highlandtown and Cloister were 100% leased, which represented net leasing gains of 2% and 1%, respectively. Edgewood Plaza and Lynnwood Place remained unchanged at June 30, 1995 from June 30, 1994 at 100% leased. Orchard Square and Tarrytown Mall experienced net leasing declines from June 1994 to June 1995. Orchard Square was 96% leased at June 30, 1995, a decrease of 2% from June 30, 1994. Tarrytown Mall was 65% leased at June 30, 1995, a decrease of 23% from June 30, 1994. The 23% decline at Tarrytown Mall primarily resulted from the loss of Wholesale Depot which occupied 79,066 square feet. Wholesale Depot terminated its lease at Tarrytown Mall on October 7, 1994. Rental income for both the 1995 and 1994 six months included approximately $217,400 with respect to the Wholesale Depot lease. The Partnership's aggregate portfolio was 84% leased at June 30, 1995, a decrease of 7% from June 30, 1994.

Percentage rent for the Partnership increased $18,053 to $95,821 for the six months in 1995 from $77,768 for the six months in 1994.

Tenant reimbursement income decreased $97,572 to $568,647 for the 1995 period from $666,219 for the 1994 period. The decline in tenant reimbursement income was primarily due to decreases at Lynnwood Place of $55,616 and Orchard Square of $20,987. The decline at Lynnwood Place can be attributed to a reduction in estimated real estate tax tenant reimbursements and to adjustments for prior year accruals.

Interest expense increased $22,498 to $1,605,438 for the six months ended June 30, 1995 from $1,582,940 for the comparable six months of 1994. The net increase is primarily attributable to an increase in interest expense at Cloister of $22,143. This increase was due to adjustments in the interest rate on the Cloister mortgage which floats at prime plus 1.25%.

Depreciation expense decreased $34,798 to $814,106 for the six months in 1995 from $848,904 for six months in 1994. This decrease was primarily the result of a decrease at Tarrytown Mall of $53,813 which was predominantly attributable to the write-down, recorded in the fourth quarter of 1994, of approximately $1,129,000 of leasehold improvements related to Wholesale Depot.

Repairs and maintenance expense decreased $27,740 to $431,274 for the 1995 period from $459,014 for the 1994 period. Significant changes in repairs and maintenance expense included decreases at Tarrytown Mall of $23,664 and Woodlawn of $18,232, which were partially offset by an increase at Jackson Heights of $31,822.

Taxes and insurance expense decreased $22,200 to $417,819 for the six months ended June 30, 1995 from $440,019 for the comparable period of 1994. The decrease was primarily attributable to a $33,765 decrease in real estate tax expense at Lynnwood Place as a result of a reduced assessment for 1995.

The aggregate provision for doubtful accounts was $85,629 for the six months ended June 30, 1995 as compared to $103,191 for the six months ended June 30, 1994. The provision related to Tarrytown
Mall was lower by $63,212 in 1995 as compared to 1994.

Amortization expense decreased $46,768 to $40,665 for the six months ended June 30, 1995 from $87,433 for the comparable six months of 1994. A significant change contributing to this decrease was a decline in amortization expense at Lynnwood Place of $33,834 due to full amortization of loan costs in the six months ended June 30, 1994.

Other expenses increased $76,306 to $439,533 for the six months in 1995 from $363,227 for the comparable period in 1994. This increase was primarily the result of increases in administrative expense and legal expense at Quality Center of $50,395 and $19,434, respectively. The increase in administrative expense at Quality Center was primarily due to an adjustment in the marketing fund as a result of a decline in tenant contributions for this period and prior periods based on occupancy at the property. The increase in legal expense at Quality Center was related to negotiations of a sale contract for that center. In February 1995, the buyer terminated the contract.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     27.1  Financial Data Schedule for the six months ended
           June 30, 1995.

(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 1995.

                            SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        MID-ATLANTIC CENTERS LIMITED PARTNERSHIP

                      By:  Realty Capital IV Limited Partnership
                           General Partner

                      By:  LMRC IV, Inc., General Partner

Date: July 28, 1995   By:  /s/ Richard J. Himelfarb
     ---------------       -----------------------------------
                           Richard J. Himelfarb, President


                      By:  FW Realty Limited Partnership,
                           General Partner

                      By:  FW Corporation, General Partner

Date: July 28, 1995   By:  /s/ William J. Wolfe
     ---------------       ---------------------------------
                           William J. Wolfe, President

EXHIBIT INDEX

Exhibit
Number

27.1 Financial Data Schedule for the six months ended June 30, 1995.