Form 10-Q
period 1995-09-30
MID ATLANTIC CENTERS LIMITED PARTNERSHIP
filed 1995-11-14
CIK 808375

              SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

                           FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For The Quarterly Period Ended September 30, 1995

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

        MARYLAND                                52-1490861
---------------------------------------------------------------
(State or other jurisdiction                (I.R.S. Employer
 of the organization)                       Identification No.)

111 South Calvert Street - Baltimore, MD          21203-1476
--------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)

                       (410) 539-0000
--------------------------------------------------------------
      (Registrant's telephone number, including area code)

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                               BALANCE SHEETS

                                                    September 30, December 31,
                                                        1995          1994
                                                     ------------  -----------
                                                      (Unaudited)
ASSETS:
 Investment in real estate held for lease, at cost:
   Land                                              $11,803,791  $11,803,791
   Buildings and improvements                         49,563,255   49,387,790
                                                     -----------  -----------
                                                      61,367,046   61,191,581
   less accumulated depreciation                     (11,878,952) (10,658,778)
                                                     -----------  -----------
                                                      49,488,094   50,532,803
 Cash and cash equivalents ($707,905 restricted for
   retirement of debt in 1995)                         1,774,168      384,181
 Tenant accounts receivable, net of allowance
   for doubtful accounts ($326,811 in 1995 and
   $353,507 in 1994)                                   1,116,038    1,380,921
 Prepaid expenses, mortgage escrows and other assets   1,394,930      681,024
 Intangible assets, net of accumulated amortization
   ($1,037,957 in 1995 and $966,779 in 1994)             239,754      239,305
                                                     -----------  -----------
   Total assets                                      $54,012,984  $53,218,234
                                                     ===========  ===========
LIABILITIES AND PARTNERS' EQUITY:

 Long-term debt, including current maturities        $36,089,384  $35,285,891
 Accounts payable and accrued expenses                   333,501       61,093
 Cash flow protector loans                               789,203      789,203
 Interest payable                                        607,833      488,734
 Prepaid rents and security deposits                     248,383      240,888
 Due to related parties                                   92,844      118,163
                                                     -----------  -----------
   Total liabilities                                  38,161,148   36,983,972
                                                     -----------  -----------
 General partners and assignor limited partner           (12,900)      (9,076)
 Assignee limited partners (1,200,000 units
   authorized, issued and outstanding)                15,864,736   16,243,338
                                                     -----------  -----------
   Total partners' equity                             15,851,836   16,234,262
                                                     -----------  -----------
   Total liabilities and partners' equity            $54,012,984  $53,218,234
                                                     ===========  ===========

     The accompanying notes are an integral part of these balance sheets.

                        MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)

                               For the quarters ended For the nine months ended
                                    September 30,          September 30,
                               ---------------------- ------------------------
                                  1995        1994        1995         1994
                               ----------  ----------  ----------   ----------
 Income:
  Rental income                $1,575,702  $1,656,969  $4,779,785   $4,815,025
  Tenant reimbursement income     284,038     375,115     852,685    1,041,334
                               ----------   ---------  ----------   ----------
    Total income                1,859,740   2,032,084   5,632,470    5,856,359
                               ----------   ---------  ----------   ----------

 Operating expenses:
  Interest expense                790,436     792,181   2,395,874    2,375,121
  Depreciation                    406,068     418,021   1,220,174    1,266,925
  Repairs and maintenance         215,946     196,548     647,220      655,562
  Taxes and insurance             207,694     164,995     625,513      605,014
  Management and leasing to
    related parties               104,100     117,860     323,947      338,904
  Provision for doubtful accounts  39,081      53,870     124,710      157,061
  Amortization                     30,513      28,302      71,178      115,735
  Other expenses                  183,170     161,859     622,703      525,086
                                ---------   ---------  ----------   ----------
    Total operating expenses    1,977,008   1,933,636   6,031,319    6,039,408
                                ---------   ---------  ----------   ----------
 Income (loss) from rental
  operations                     (117,268)     98,448    (398,849)    (183,049)
 Other income:
  Interest income                  10,210       4,870      16,423        9,402
                                ---------   ---------  ----------   ----------
 Net income (loss)              $(107,058)  $ 103,318  $ (382,426)  $ (173,647)
                                =========   =========  ==========   ==========
 Net income (loss) allocated to
  general partners              $  (1,070)  $   1,033  $   (3,824)  $   (1,736)
                                =========   =========  ==========   ==========
 Net income (loss) allocated to
  assignee limited partners     $(105,988)  $ 102,285  $ (378,602)  $ (171,911)
                                =========   =========  ==========   ==========
 Net income (loss) allocated to
  assignee limited partners per
  unit (1,200,000 units issued
  and outstanding)              $   (0.09)  $    0.09  $    (0.32)  $    (0.14)
                                =========   =========  ==========   ==========

           The accompanying notes are an integral part of these statements.

                 MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                         STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                 For the nine months ended
                                                       September 30,
                                                 --------------------------
                                                      1995         1994
                                                   ----------   ----------
Cash flows from operating activities:
 Net loss                                          $ (382,426)  $ (173,647)
                                                   ----------   ----------
 Adjustments to reconcile net loss to net
 cash provided by operating activities:
  Depreciation and amortization                     1,291,352    1,382,660
 Changes in operating assets and liabilities:
  (Increase) decrease in tenant accounts
    receivable, net                                   264,883      (20,856)
  (Increase) decrease in prepaid expenses and
    other assets                                     (131,421)      60,923
  Increase (decrease) in accounts payable and
    accrued expenses                                  279,903   (1,332,365)
  Increase in accrued interest payable                119,099       26,999
  Increase (decrease) in due to related parties       (25,319)       8,570
                                                   ----------   ----------
    Total adjustments                               1,798,497      125,931
 Net cash provided by (used in) operating          ----------   ----------
  activities                                        1,416,071      (47,716)
                                                   ----------   ----------
Cash flows from investing activities:
 Improvements of real estate                         (175,465)    (228,646)
                                                   ----------   ----------
 Net cash used in investing activities               (175,465)    (228,646)
                                                   ----------   ----------
Cash flows from financing activities:
 Proceeds from long-term debt                       1,400,000    2,640,940
 Principal payments on long-term debt                (596,507)    (610,815)
 Mortgage escrow deposits                            (582,485)    (206,149)
 Financing fees                                       (71,627)     (86,487)
 Retirement of long-term debt                            -      (1,102,392)
 Payment of deferred interest                            -        (150,000)
 Assigned certificate of deposit                         -         (25,000)
                                                   ----------   ----------
 Net cash provided by financing activities            149,381      460,097
                                                   ----------   ----------
Net increase in cash and cash equivalents           1,389,987      183,735
Cash and cash equivalents at beginning of period      384,181      353,577
                                                   ----------   ----------
Cash and cash equivalents at end of period         $1,774,168   $  537,312
                                                   ==========   ==========
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest                                         $2,276,775   $2,498,122
                                                   ==========   ==========

     The accompanying notes are an integral part of these statements.


             MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                   Notes to Financial Statements
                       September 30, 1995
                       ------------------

NOTE A - BASIS OF PRESENTATION POLICIES:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included.
All adjustments made in the interim period were of a normal recurring nature. Operating results of any interim period are not necessarily indicative of the results that may be expected for a full year.

RENTAL INCOME. Certain leases provide for either abatement of rents or scheduled rent increases over the life of the leases.
Rental income is recorded on a straight-line basis of equal monthly payments over the respective terms of the leases. The receivables related to the recording of rental income on a straight-line basis totalled $675,412 and $682,399 at September 30, 1995 and December
31, 1994, respectively.

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

NOTE B - RELATED PARTY TRANSACTIONS:

During the quarter ended September 30, 1995, the Partnership paid
First Washington Management, Inc., an affiliate of FW Realty
Limited Partnership, one of the general partners, $86,942 and Legg
Mason Realty Capital, Inc., an affiliate of Realty Capital IV
Limited Partnership, the other general partner, $36,529 for management fees and reimbursement of operating expenses. At
September 30, 1995, $17,323  was payable to Legg Mason Realty
Capital, Inc. and $2,090 was payable to First Washington
Management, Inc. for management fees and reimbursement of operating




NOTE B - RELATED PARTY TRANSACTIONS, continued

expenses.

The general partners agreed to lend to the Partnership, without interest, up to 50% of the acquisition fees actually paid to them at the time the loan was made in the event the annual cumulative non-compounded return to assignee limited partners fell below 7% of the allocable invested capital for the period from February 1, 1989 through January 31, 1992. In 1990, the general partners fulfilled their obligation under these cash flow protector loan provisions. As of September 30, 1995, cash flow protector loans totalling $789,203 were outstanding ($599,794 to FW Realty Limited
Partnership and $189,409 to Realty Capital IV Limited Partnership).
The loans are non-interest bearing and are required to be repaid from distributable cash flow or sale or refinancing proceeds after the payment of a preferred return to assignee limited partners equal to a 10% annual cumulative non-compounded return on invested capital.

In addition, acquisition fees totalling $73,431 were payable as of September 30, 1995 to FW Realty Limited Partnership in the amount of $55,808 and to Realty Capital IV Limited Partnership in the amount of $17,623.

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




NOTE C - PARTNERSHIP ALLOCATIONS AND DISTRIBUTIONS, continued:

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

NOTE D - LONG-TERM DEBT:

On September 20, 1995, the Partnership obtained a loan in the amount of $1,400,000 secured by a mortgage on Edgewood Plaza shopping center. This center was previously unencumbered. The proceeds of the loan were designated for the following uses: (i)
$452,485 was placed in escrow for the capital improvement program now underway at Edgewood Plaza; (ii) $130,000 was placed in escrow to be used to conduct certain environmental remediation work at the property in the event the Partnership is unsuccessful in its efforts to require third parties to complete that work; (iii)
$707,905 was disbursed to fund payment of the principal and accrued interest of the Berkeley Square shopping center second priority mortgage due October 2, 1995; and (iv) the balance was used for loan fees and closing costs, including insurance and tax escrows, of approximately $70,000 and working capital. The Edgewood Plaza mortgage has a term of five years and an interest rate of 8.625% and requires level payments of approximately $136,700 annually based on 25 year amortization.




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

As of September 30, 1995, tenant rent receivables prior to the allowance for doubtful accounts totaled $1,442,849 of which amount
$675,412 represented receivables required to be accrued in accordance with applicable accounting principles to reflect scheduled rent increases over the terms of the applicable leases and $767,437 represented the balance. As of December 31, 1994 and September 30, 1994, such rent receivables totaled $1,734,428 and $1,493,731, respectively, of which amounts $682,399 and $675,411, respectively, represented receivables required to be accrued and $1,052,029 and $818,320, respectively, represented the balances.

The Partnership wrote off tenant rent receivables and charged the allowance for doubtful accounts in the quarters ended September 30, 1995 and 1994 for $12,049 and $2,490, respectively. The
Partnership charged a provision for doubtful accounts in the amount of $39,081 for the third quarter of 1995 and $53,870 for the third quarter of 1994. During the quarter ended September 30, 1995, the Partnership increased its allowance for doubtful accounts to $326,811, a net increase of $27,032. During the quarter ended
September 30, 1994, the Partnership increased its allowance for doubtful accounts to $388,506, a net increase of $51,380. The allowance for doubtful accounts represents an allowance for tenant rent receivables that may become uncollectible in the future.

CASH FLOW

The Partnership recorded a $1,389,987 net increase in cash and cash equivalents in the nine months ended September 30, 1995, of which $707,905 was used, immediately after the close of the quarter, to fund payment of the principal and accrued interest on the Berkeley
Square second priority mortgage which matured on October 2, 1995.



The net increase in cash and cash equivalents during the nine months resulted from $1,416,071 in net cash provided by operating activities and $149,381 provided by financing activities, which were partially offset by $175,465 used in investing activities for improvements of real estate. The principal differences between net loss from operations of $382,426 and net cash provided by operating activities of $1,416,071 were the noncash charge of $1,291,352 for depreciation and amortization, an increase in accounts payable and accrued expenses of $279,903, and a decrease of $264,883 in tenant accounts receivable net of allowance for doubtful accounts. The decrease in net tenant accounts receivable can be attributed to receipt of the balance a letter of credit posted by Wholesale Depot
(a former tenant at Tarrytown Mall), a portion of which represented payment of prior period receivables, and to collection of 1994 tenant expense reimbursements. The net cash provided by financing activities represented net funds received from the Partnership's
Edgewood Plaza loan closing on September 20, 1995, net of principal payments on long-term debt.

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

LIQUIDITY AND CAPITAL RESOURCES

The cash and cash equivalents position of the Partnership at September 30, 1995 increased $1,389,987 from that at December 31,
1994. The Partnership's cash and cash equivalents position fluctuates from quarter to quarter as follows: (i) decreasing with the funding of lease-up costs and tenant improvements; (ii) decreasing with the funding of renovation and expansion costs of the shopping centers; (iii) increasing as borrowing proceeds, net rental income and interest income are received; (iv) decreasing as expenses (including debt service requirements) are paid; and (v) decreasing by any payment of Partnership distributions.

Subsequent to September 30, 1995, the Partnership is obligated to expend approximately $52,000 for tenant fit-up costs in connection with tenant leases which have been signed and other committed capital expenditures. This amount does not include tenant improvement expenditures for prospective or future tenants.

On September 20, 1995, the Partnership obtained a loan in the amount of $1,400,000 secured by a mortgage on Edgewood Plaza shopping center. This center was previously unencumbered. The proceeds of the loan were designated for the following uses: (i)
$452,485 was placed in escrow for the capital improvement program now underway at Edgewood Plaza; (ii) $130,000 was placed in escrow to be used to conduct certain environmental remediation work at the property in the event the Partnership is unsuccessful in its efforts to require third parties to complete that work; (iii)
$707,905 was disbursed to fund payment of the principal and accrued interest of the Berkeley Square shopping center second priority mortgage due October 2, 1995; and (iv) the balance was used for loan fees and closing costs, including insurance and tax escrows, of approximately $70,000 and working capital. The Edgewood Plaza mortgage has a term of five years and an interest rate of 8.625% and requires level payments of approximately $136,700 annually based on 25 year amortization.

The Partnership has executed a lease amendment with Santoni's
Market, an anchor tenant at Edgewood Plaza, on terms which provide for an annual rent increase of approximately $25,000 commencing when the improvements are substantially completed. A second tenant has agreed to a $3,800 annual increase effective at that time.

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

The Partnership had as a security deposit a $500,000 letter of credit issued by Shawmut Bank to be used to fund the lease obligations of Wholesale Depot. The Partnership collected $450,000 with regard to the letter of credit, of which $250,000 was received in June 1995 and $200,000 was received in January 1995. The
Partnership also settled unsecured claims against Wholesale Depot for an additional $50,000, which was received in June 1995. The monthly lease obligations for Wholesale Depot included approximately $36,240 in base rent and approximately $10,540 in monthly tenant reimbursements. Total income for the quarter ended
September 30, 1995 included rental income of approximately $32,000 with respect to Wholesale Depot. No further income with respect to the Wholesale Depot lease obligations will be recognized subsequent to the third quarter of 1995.

The Partnership continues to contact potential replacement tenants for the former Wholesale Depot space. Given competitive conditions in the marketplace, there is no assurance that a tenant will be found.

A & P, an anchor tenant at Orchard Square, closed its store in that center in August 1994. Although A & P, which leases 36,990 square feet, remains obligated to pay rent until the expiration of its lease in January 2008, the absence of an operating anchor tenant at Orchard Square threatened the viability of the center. In order to address this issue, the Partnership simultaneously undertook negotiations with A & P and with the holder of the Orchard Square mortgage.

The Partnership and A & P have entered into a lease modification agreement calling for a reduction of A & P's rent and other concessions in exchange for which A & P would reopen its store.
In conjunction with that agreement, the holder of the Orchard
Square mortgage, which had an outstanding balance of $5,769,823 at September 30, 1995, has agreed in principle to accept $3,900,000 in satisfaction of its mortgage provided such payment is made by December 22, 1995. The Partnership is presently seeking requisite funds to make the payment. The mortgage on Orchard Square was due and payable on December 31, 1994 and absent resolution of these matters as described, the lender could be expected to institute foreclosure proceedings.

The Partnership took a number of steps during the quarter to reduce total mortgage debt on its Berkeley Square shopping center. That center was subject to two mortgages, (i) a first mortgage in the amount of $1,804,317 at September 30, 1995 which is further secured by a $425,000 letter of credit and a $75,000 certificate of deposit posted by the Partnership and (ii) a second mortgage in the principal amount of $695,500. The letter of credit securing the first mortgage is collateralized by a second mortgage on Cloister shopping center.

In order to release the $425,000 letter of credit, the $75,000 certificate of deposit and the second mortgage on Cloister shopping center and to permit sale of a pad site at Berkeley Square for $217,000, the Partnership has agreed in principle with the first mortgage lender as follows: (i) the Partnership would fund payment of the principal and accrued interest of the Berkeley Square second mortgage, (ii) the Partnership would apply $190,000 from the proceeds of the pad site sale to reduce the first mortgage (and the first mortgage holder would release the pad site from the lien of the mortgage to permit that sale) and (iii) the Partnership would pay an additional $150,000 in reduction of the Berkeley Square first mortgage balance. The Partnership paid the second mortgage in full on its due date, October 2, 1995, and the pad site sale is expected to be completed by the end of the year. The $150,000 additional principal payment on the Berkeley Square first mortgage is anticipated to be funded by the release of the $75,000 certificate of deposit and from Partnership working capital, including $25,000 now held as a deposit from the buyer of the Berkeley Square pad site.

Following completion of these transactions, total mortgage debt on Berkeley Square will be reduced from $2,499,817 at September 30, 1995 to $1,464,317 and no Partnership property will cross collateralize a mortgage or any other Partnership property.

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

The Partnership has begun to seek opportunities to sell Partnership properties in markets where the General Partners believe a sale would be appropriate. Pursuant to that course of action, the Partnership entered into brokerage agreements to sell two of its centers, Highlandtown Village and Holiday, in the second quarter of 1995. There were no acceptable offers made for either property.
The brokerage agreement for Highlandtown Village expired on September 30, 1995. The brokerage agreement for Holiday is scheduled to expire in November 1995.

The Partnership's Quality Center mortgage, which had an outstanding balance of $3,840,680 at September 30, 1995, matures on February
1, 1996. The Partnership is currently seeking an extension of this mortgage with the lender.

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

RESULTS OF OPERATIONS

The results of operations for the quarters and nine months ended
September 30, 1995 and 1994 reflect the operations of eleven shopping centers. The net income (loss) for each shopping center is as follows:

                                 Net income (loss) for  Net income (loss) for
                                  the quarters ended    the nine months ended
                                 ---------------------  --------------------
    Shopping Centers / Location   9/30/95     9/30/94    9/30/95     9/30/94
    ---------------------------  --------    --------   --------    --------
    WOODLAWN VILLAGE
      Fredericksburg, VA........ $ (7,218)   $ (2,284)  $(37,792)   $(30,994)
    LYNNWOOD PLACE
      Jackson, TN...............  (24,183)        329   (146,668)   (146,709)
    HIGHLANDTOWN VILLAGE
      Baltimore, MD.............   18,038       9,262     12,803       4,575
    JACKSON HEIGHTS PLAZA
      Murfreesboro, TN..........   35,201      13,758     78,877       6,114
    HOLIDAY
      Collinsville, VA..........    2,688       6,619     18,113      14,547
    CLOISTER
      Ephrata, PA...............   23,163      51,544     65,912      98,470
    ORCHARD SQUARE
      Cobb County, GA...........   29,771      75,422    105,954     164,555
    EDGEWOOD PLAZA
      Harford County, MD........   31,532      39,095    111,259     111,985
    TARRYTOWN MALL
      Rocky Mount, NC........... (108,461)    (46,211)  (191,860)   (235,083)
    BERKELEY SQUARE
      Goose Creek, SC...........   (9,908)     (6,311)   (54,745)    (14,323)
    QUALITY CENTER
      Lancaster, PA.............  (64,502)     (8,712)  (228,818)    (38,634)
                                ---------   ---------  ---------   ---------
    Shopping center totals        (73,879)    132,511   (266,965)    (65,497)
    Other expenses                (33,179)    (29,193)  (115,461)   (108,150)
                                ---------   ---------  ---------   ---------
    Total                       $(107,058)  $ 103,318  $(382,426)  $(173,647)
                                =========   =========  =========   =========

THREE MONTHS ENDED SEPTEMBER 30, 1995:

Net income decreased $210,376 to net loss of $107,058 for the third quarter of 1995 from net income of $103,318 for the comparable quarter of 1994. Total income decreased $172,344 to $1,859,740 for the third quarter of 1995 from total income of $2,032,084 for the third quarter of 1994. Total operating expenses increased $43,372 to $1,977,008 for the 1995 quarter from $1,933,636 for the 1994 quarter.

Rental income decreased $81,267 to $1,575,702 for the third quarter of 1995 from $1,656,969 for the third quarter of 1994. Significant changes in rental income during the quarter, excluding changes in percentage rent, included declines in rental income at Tarrytown Mall of $63,093, Quality Center of $58,331 and Orchard Square of $17,442. The declines at Tarrytown Mall and Quality Center were primarily due to declines in the shopping centers' leased percentages. Tarrytown Mall was 62% leased at September 30, 1995, a net decrease of 27% from September 30, 1994. The 27% decline at Tarrytown Mall primarily resulted from the loss of Wholesale Depot which occupied 79,066 square feet. Wholesale Depot terminated its lease at Tarrytown Mall on October 7, 1994. Rental income for the quarter ended September 30, 1995 included approximately $32,000 with respect to the Wholesale Depot lease in comparison to approximately $108,700 for the quarter ended September 30, 1994. Quality Center was 70% leased at September 30, 1995, which represented a net leasing decline of 6% from September 30, 1994. The decline in rental income at Orchard Square can be attributed to decreases in tenant rental rates as a result of lease renewals and rent abatements. However, Orchard Square's leased percentage was 96% at September 30, 1995, an increase of 2% from September 30, 1994. The declines in rental income were partially offset by increases at Jackson Heights of $16,608 and Berkeley Square of $15,135, which were primarily due to increases in the shopping centers' leased percentages. Jackson Heights and Berkeley Square were 99% and 92% leased, respectively, at September 30, 1995, which represented increases of 2% and 10%, respectively, compared to September 30, 1994.

The following changes in leased percentages also contributed to changes in rental income. Highlandtown was 100% leased at September 30, 1995, which represented an increase of 2% compared to September 30, 1994. Lynnwood Place, Cloister, and Edgewood Plaza were 100% leased at the end of both periods. Woodlawn Village remained unchanged at 93% leased. Holiday was 78% leased at September 30, 1995, a net decrease of 4% from September 30, 1994. The Partnership's aggregate portfolio was 84% leased at September 30, 1995, a decrease of 7% from September 30, 1994, principally reflecting the changes at Tarrytown Mall.

Percentage rent for the Partnership increased $18,088 to $74,913 for the third quarter of 1995 from $56,825 for the third quarter of 1994.

Tenant reimbursement income decreased $91,077 to $284,038 for the 1995 quarter from $375,115 for the 1994 quarter. A portion of the change in tenant reimbursement income was a decline at Tarrytown Mall of $46,144 which was primarily due to the loss of Wholesale

Depot.

Depreciation expense decreased $11,953 to $406,068 for the quarter ended September 30, 1995 from $418,021 for the comparable quarter of 1994. This decrease was primarily the result of a decline at Tarrytown Mall of $19,620 which was predominantly attributable to the write-down, recorded in the fourth quarter of 1994, of approximately $1,129,000 of leasehold improvements related to Wholesale Depot. The Tarrytown Mall decrease was offset in part by an increase of $7,081 at Orchard Square.

Repairs and maintenance expense increased $19,398 to $215,946 for the 1995 quarter from $196,548 for the 1994 quarter.

Taxes and insurance expense increased $42,699 to $207,694 for the quarter ended September 30, 1995 from $164,995 for the comparable quarter of 1994. This net increase was primarily attributable to a $33,745 increase in real estate tax expense at Lynnwood Place. In the third quarter of 1994, an adjustment was made for a reduced assessment for real estate tax expense for 1994.

The aggregate provision for doubtful accounts was $39,081 for the quarter ended September 30, 1995 as compared to $53,870 for the quarter ended September 30, 1994. The provisions for Tarrytown Mall and Quality Center were lower by $25,946 and $15,474, respectively, in the third quarter of 1995 as compared to the third quarter of 1994.

Other expenses increased $21,311 to $183,170 for the quarter ended September 30, 1995 from $161,859 for the comparable period in 1994, predominantly due to an increase in utilities expense at various centers.

NINE MONTHS ENDED SEPTEMBER 30, 1995:

Net loss increased $208,779 to net loss of $382,426 for the nine months ended September 30, 1995 from net loss of $173,647 for the comparable nine months of 1994. Total income decreased $223,889 to $5,632,470 for the first nine months of 1995 from total income of $5,856,359 for the first nine months of 1994. Total operating expenses decreased $8,089 to $6,031,319 for the 1995 period from $6,039,408 for the 1994 period.

Rental income decreased $35,240 to $4,779,785 for the nine months ended September 30, 1995 from $4,815,025 for the nine months ended September 30, 1994. Significant changes in rental income during the nine months, excluding changes in percentage rent, included declines at Quality Center of $123,617, Tarrytown Mall of $53,087 and Orchard Square of $36,587. The declines in rental income at Quality Center and Tarrytown Mall were primarily due to declines in the shopping centers' leased percentages. Quality Center was 70% leased at September 30, 1995, a net leasing decline of 6% from

September 30, 1994. Tarrytown Mall was 62% leased at September 30, 1995, a net decrease of 27% from September 30, 1994. The 27% decline at Tarrytown Mall primarily resulted from the loss of Wholesale Depot which occupied 79,066 square feet. The decline in rental income at Orchard Square can be attributed to decreases in tenant rental rates as a result of lease renewals and rent abatements and other leasing activity. However, Orchard Square's leased percentage was 96% at September 30, 1995, an increase of 2% from September 30, 1994. These declines in rental income were partially offset by an increase at Jackson Heights of $86,810. The increase in rental income at Jackson Heights was primarily due to an increase in the shopping center's leased percentage to 99% at September 30, 1995, an increase of 2% compared to September 30, 1994.

The following changes in leased percentages also contributed to changes in rental income. Highlandtown and Berkeley Square were 100% and 92% leased, respectively, at September 30, 1995, which represented net leasing gains of 2% at Highlandtown Village and 10% at Berkeley Square compared to September 30, 1994. Lynnwood Place, Cloister, and Edgewood Plaza were 100% leased at the end of both periods. Woodlawn Village remained unchanged at 93% leased. Holiday was 78% leased at September 30, 1995, a net decrease of 4% from September 30, 1994. The Partnership's aggregate portfolio was 84% leased at September 30, 1995, a decrease of 7% from September 30, 1994.

Percentage rent for the Partnership increased $36,141 to $170,734 for the nine months in 1995 from $134,593 for the nine months in 1994.

Tenant reimbursement income decreased $188,649 to $852,685 for the 1995 period from $1,041,334 for the 1994 period. Significant changes in tenant reimbursement income contributing to this decline were decreases at Lynnwood Place of $69,510 and Tarrytown Mall of $62,375. The decline at Lynnwood Place can be attributed to a reduction in estimated real estate tax tenant reimbursements and to adjustments for prior year accruals. The decline at Tarrytown Mall can be attributed to the loss of Wholesale Depot and other leasing activity.

Interest expense increased $20,753 to $2,395,874 for the nine months ended September 30, 1995 from $2,375,121 for the comparable nine months of 1994. The net increase is primarily attributable to an increase in interest expense at Cloister of $26,871. This increase was due to adjustments in the interest rate on the Cloister mortgage which floats at prime plus 1.25%.

Depreciation expense decreased $46,751 to $1,220,174 for the nine months in 1995 from $1,266,925 for nine months in 1994. Depreciation expense at Tarrytown Mall decreased $73,433, which was predominantly the result of the write-down, recorded in the fourth quarter of 1994, of approximately $1,129,000 of leasehold improvements related to Wholesale Depot. The Tarrytown Mall decrease was offset in part by an increase of $21,287 at Orchard Square.

Repairs and maintenance expense decreased $8,342 to $647,220 for the 1995 period from $655,562 for the 1994 period. The decrease was primarily the result of a decline at Tarrytown Mall of $21,494 and Woodlawn of $16,054, as well as declines at other centers. The declines were offset in part by an increase at Jackson Heights of $34,503.

Taxes and insurance expense increased $20,499 to $625,513 for the nine months ended September 30, 1995 from $605,014 for the comparable period of 1994, principally as a result of increases in real estate tax expense at seven of the portfolio's shopping centers.

The aggregate provision for doubtful accounts was $124,710 for the nine months ended September 30, 1995 as compared to $157,061 for the nine months ended September 30, 1994. The provision related to Tarrytown Mall was lower by $89,158 in 1995 as compared to 1994.

Amortization expense decreased $44,557 to $71,178 for the nine months ended September 30, 1995 from $115,735 for the comparable nine months of 1994. A significant portion of the change resulted from a decline in amortization expense at Lynnwood Place of $30,496 due to full amortization of loan costs in the second quarter of 1994.

Other expenses increased $97,617 to $622,703 for the nine months in 1995 from $525,086 for the comparable period in 1994. This increase was primarily the result of increases in administrative expense at Quality Center of $44,111 and in legal expense at Tarrytown Mall of $34,332. The increase in administrative expense at Quality Center was primarily due to an adjustment in the marketing fund as a result of a decline in tenant contributions for this period and prior periods based on occupancy at the property. The increase in legal expense at Tarrytown Mall was related to the bankruptcy of Wholesale Depot and lease negotiations with a potential tenant for the Wholesale Depot space.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     4     The Partnership hereby agrees, pursuant to Item 601 (b)
           (4) (iii) (A) of Regulation S-K, to furnish to the Commission upon request a copy of each instrument with respect to the rights of holders of the Edgewood Plaza long-term debt of the Partnership.

     27.1  Financial Data Schedule for the nine months ended
           September 30, 1995.

(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Partnership during the quarter ended September 30, 1995.

                            SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        MID-ATLANTIC CENTERS LIMITED PARTNERSHIP

                        By:  Realty Capital IV Limited Partnership
                             General Partner

                        By:  LMRC IV, Inc., General Partner

Date: November 13, 1995 By:  /s/ Richard J. Himelfarb
     ------------------      -----------------------------------
                             Richard J. Himelfarb, President


                        By:  FW Realty Limited Partnership,
                             General Partner

                        By:  FW Corporation, General Partner

Date: November 13, 1995 By:  /s/ William J. Wolfe
     ------------------      ---------------------------------
                             William J. Wolfe, President

EXHIBIT INDEX

Exhibit
Number

27.1 Financial Data Schedule for the nine months ended September 30, 1995.