Form 10-K
period 1995-12-31
MID ATLANTIC CENTERS LIMITED PARTNERSHIP
filed 1996-04-01
CIK 808375

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-K
(Mark One)
  X      Annual Report Pursuant to Section 13 or 15(d) of
- -----    the Securities Exchange Act of 1934 [Fee required]

         For the fiscal year ended:  December 31, 1995
                                   or
         Transition Report Pursuant to Section 13 or 15(d) of
- -----    the Securities Exchange Act of 1934 [No fee required]

         For the transition period from        to

                        Commission file no.: 0-16285

                  MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
     --------------------------------------------------------------------
     (Exact name of registrant as specified in its Partnership Agreement)

        MARYLAND                                    52-1490861
(State of Organization)               (IRS Employer Identification Number)

         111 South Calvert Street
         Baltimore, Maryland                                 21202
(Address of principal executive offices)                   (Zip code)

        Registrant's phone number, including area code:   (410) 539-0000

Securities registered pursuant to Section 12(b) of the Act:   none
Securities registered pursuant to Section 12(g) of the Act:

               Units of Assignee Limited Partnership Interests
                              (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  X    No
                                                     -----    -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

Portions of the Registrant's Prospectus dated March 25, 1987 (included in Registration Statement No. 33-11086) are incorporated by reference into Parts II and III.

PART I

ITEM 1.  BUSINESS

GENERAL

Mid-Atlantic Centers Limited Partnership (the "Partnership") was organized as a limited partnership under the Maryland Revised Uniform Limited Partnership Act on December 16, 1986. The Partnership was formed to acquire, hold, lease and ultimately sell a portfolio of community and neighborhood shopping center properties. The General Partners of the Partnership are FW Realty Limited Partnership, a limited partnership organized under the Uniform Limited Partnership Act of the District of Columbia, and Realty Capital IV Limited Partnership, a limited partnership organized under the Maryland Revised Uniform Limited Partnership Act (collectively, the "General Partners").

The Partnership now owns a real estate portfolio of ten shopping center properties in six states having sold Orchard Square Shopping Center on December 29, 1995. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this report for a discussion of the sale of Orchard Square Shopping Center. The shopping centers range in size from approximately 47,000 leasable square feet to approximately 328,000 leasable square feet, with an aggregate for all shopping centers of approximately 1,034,000 leasable square feet as of December 31, 1995. All of the shopping centers owned by the Partnership were purchased from unaffiliated sellers. See Item 2. Properties of this report for a description of each shopping center property. Such descriptions are incorporated herein by reference.

The Partnership's investments in the shopping center properties are subject to such risks as (i) adverse changes in general economic conditions and adverse local conditions such as competitive over-building or decreases in employment or population, (ii) the uncertainty of lease renewals and possible inability to attract tenants to available space, (iii) tenant nonperformance of lease obligations, (iv) uncertainty of cash flow from operations, (v) adverse changes in the investment climate for real estate, including adverse changes in the availability of mortgage loans, (vi) adverse changes in zoning, tax or other local or federal governmental rules or regulations and (vii) other factors over which the Partnership may have little or no control and which cannot be predicted.

The Partnership's shopping center properties compete for tenants and consumer traffic with neighborhood and community shopping centers, individual retail establishments and shopping malls. The Partnership's properties have faced increased competition for tenants among shopping center developers, owners and operators as well as other retail establishments. Tenants consider many factors when evaluating potential retail space, including location, competition, rental rates, tenant fit-up allowances, lease terms, access, pedestrian and vehicular traffic, parking, quality of construction, tenant mix within the center and management. The Partnership faces the risk that tenants may vacate space prior to lease expirations or that the Partnership may not be successful in obtaining renewals of expiring leases or new tenants for available space. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this report for a discussion of the operations of the shopping centers.

The Partnership does not have any employees. The General Partners or their affiliates provide, or contract with third parties to provide, services required for Partnership operation and administration. A description of the services provided to the Partnership by the General Partners or their affiliates is incorporated by reference from Item 13. Certain Relationships and Related Transactions of this report.

ITEM 2.  PROPERTIES

The following discussion should be read in conjunction with Tables I
through IV.   Table I sets forth the average annual net rents and range
of net rental rates per square foot for each of the shopping centers. Table II sets forth information relating to lease expirations during 1996. Table III provides information regarding tenants leasing 10% or more of the space in each shopping center as of December 31, 1995. Table IV sets forth information relating to estimated real estate taxes payable in 1996 for each shopping center.

In order to provide certain information required by retirement account investors, the current market values "as is" of the leased fee estates of the ten shopping centers owned by the Partnership were appraised as of December 31, 1995 by an independent MAI appraiser. The December 31, 1995 appraised values of the shopping centers described in the Restricted Appraisal Report filed as an exhibit to this report are based upon the projected net operating income approach to valuation. The Restricted Appraisal Report is the result of a limited appraisal process and is subject to the limiting conditions and assumptions stated therein.

An appraisal is only an estimate of current value and should not be relied upon as reflecting realizable value. The value of real estate is typically driven by occupancy and yield expectations, measured in the form of capitalization rates. Capitalization rates depend on anticipated growth or decline in income and the degree of risk perceived. The income approach is a procedure which converts anticipated income to be derived from the Partnership's ownership in the shopping centers into a value estimate. In estimating the appraised value of the shopping centers under the income approach, projections of the stabilized level of net operating income (earnings before depreciation, interest and income taxes) were developed by the appraiser. The projected net operating income was then capitalized into an estimate of fair value utilizing overall rates of return selected by the appraiser. The appraiser also utilized a discounted cash flow analysis whereby the anticipated cash flows were discounted at a yield rate selected by the appraiser to determine estimated present value.
The overall rates of return and yield rates used in such calculations are determined by the appraiser based on rates derived from selected current sales of comparable properties as well as investor surveys, and are therefore deemed by the appraiser to be reflective of current investor expectations. The appraised value of the Partnership's shopping centers should not be relied upon as an indication of realizable value at the present time or at any time in the future. Furthermore, the methods and assumptions used by the appraiser in preparing the appraisal report are those that the appraiser, in the professional judgment of the appraiser, concluded were appropriate. There is no assurance that such assumptions will materialize or that other or different methods or assumptions that would result in lower values might not be appropriate.

The intent of the Partnership has been to hold, maintain, and increase the value of its shopping centers until market conditions improve. The Partnership has begun to seek opportunities to sell Partnership properties in markets where the General Partners believe a sale would be appropriate. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 13. Certain Relationships and Related Transactions of this Annual Report on Form 10-K regarding current negotiation of a possible sale of the Partnership's assets and liquidation of the Partnership. The Partnership sold one of its properties, Orchard Square shopping center, on December 29, 1995.
In addition, in the second quarter of 1995, the Partnership entered into brokerage agreements to sell two of its centers, Highlandtown Village and Holiday. The brokerage agreement for Highlandtown Village expired on September 30, 1995. No acceptable offers were received for that property. In February 1996, the Partnership negotiated a contract to sell Holiday to an unrelated third party for a price of $1,200,000. The contract is subject to material contingencies and thus there can be no assurance a sale transaction will occur.

The following table sets forth the appraised value (free and clear of all mortgages or other financing secured by the shopping centers) of each shopping center owned by the Partnership as of December 31, 1995:

                                                  APPRAISED VALUE
             PROPERTY                               AT 12/31/95

        Woodlawn Village                            $ 2,375,000
        Lynnwood Place                                6,950,000
        Highlandtown Village                          5,000,000
        Jackson Heights                               4,700,000
        Holiday                                       1,200,000
        Cloister                                      2,700,000
        Edgewood                                      2,470,000
        Tarrytown Mall                                6,100,000
        Berkeley Square                               3,075,000
        Quality Center                                4,500,000
          Total                                     $39,070,000

The resulting aggregate fair value of the Partnership's shopping centers as of December 31, 1995, less the Partnership's mortgages and after certain other adjustments resulted in a valuation of the Partnership's net assets at approximately $13,052,000. Based on 1,200,000 Assignee Limited Partnership Units (the "Units") outstanding, this equates to approximately $10.88 per Unit.

The aggregate fair value of the Partnership's shopping centers as of November 30, 1994, less the Partnership's mortgages and other adjustments resulted in a valuation of the Partnership's net assets at approximately $13,320,000. Based on 1,200,000 Assignee Limited Partnership Units (the "Units") outstanding, this equated to approximately $11.10 per Unit. The 1994 appraisal was based on property information provided to the appraiser as of November 30, 1994 with retroactive effect given for subsequent developments related to Tarrytown Mall and Quality Center which occurred in 1995. Tarrytown Mall's appraisal was adjusted downward to reflect termination of lease negotiations with a prospective tenant who had executed a letter of intent to lease approximately 95,000 square feet. Quality Center's appraisal was adjusted downward to reflect termination of a contract of sale for the center.

The $.22 per Unit decrease in net asset value per Unit from November 30, 1994 to December 31, 1995 was primarily attributable to declines in the values of Quality Center and Tarrytown Mall, offset in part by increases in the values of Jackson Heights and Lynnwood Place. For 1995, the Partnership's net equity in assets related to Tarrytown Mall is effectively treated as zero, reflecting the difficulties encountered in attempting to lease the vacant space at that center. For purposes of the per Unit calculation for 1995, the value of the sum of all assets related to Tarrytown Mall is equal to the balance of the outstanding mortgage debt and accrued interest on the property. The mortgage debt is nonrecourse to the Partnership. The decline in value of Tarrytown Mall is a result of existing vacancies, predominantly the loss of Wholesale Depot, and competitive conditions in the Rocky Mount, North Carolina market, including the construction of new Target and K-Mart stores and available competitive space formerly occupied by K-Mart. The decline in the value of Quality Center reflects the decline in the projected net operating income from that center.

In the fourth quarter of 1995, the Partnership wrote down the net book value of assets by $2,606,156 related to Tarrytown Mall. In the fourth quarter of 1994, the Partnership wrote down assets by $1,587,746 related to Tarrytown Mall and Holiday. See the discussions under the caption Liquidity and Capital Resources incorporated by reference from Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and under Note G of Notes to Financial Statements incorporated by reference from Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Depreciation of the shopping centers is computed using the straight-line method based on the estimated useful lives of the respective assets. The General Partners believe the shopping centers are adequately insured.

The Partnership's shopping center portfolio, representing ten centers with approximately 1,034,000 leasable square feet (after the sale of Orchard Square on December 29, 1995), was 84% leased as of December 31, 1995. As of December 31, 1994, the portfolio, which represented eleven centers with approximately 1,120,000 leasable square feet, was 84% leased.

WOODLAWN VILLAGE SHOPPING CENTER
In December 1986, the Partnership purchased Woodlawn Village Shopping Center ("Woodlawn Village"), a 49,800 leasable square-foot shopping center anchored by a Food Lion grocery store and a Revco drugstore. Woodlawn Village is located in Fredericksburg, Virginia. Woodlawn Village was approximately 93% leased as of December 31, 1995 and 1994.

The Partnership has entered into an agreement to expand the Food Lion store at Woodlawn Village from 25,000 to 32,744 square feet. Upon completion, the expansion would add 4,444 square feet to the center and convert 3,300 square feet of in-line space to Food Lion use. A discussion of the Food Lion expansion is incorporated by reference from
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LYNNWOOD PLACE SHOPPING CENTER
In July 1987, the Partnership purchased Lynnwood Place Shopping Center ("Lynnwood Place"), a 96,666 leasable square-foot shopping center anchored by a Kroger grocery store. Lynnwood Place is located in
Jackson, Tennessee.   As of December 31, 1995, Lynnwood Place was 98%
leased, a decrease from 100% as of December 31, 1994.

HIGHLANDTOWN VILLAGE SHOPPING CENTER
In September 1987, the Partnership purchased Highlandtown Village Shopping Center ("Highlandtown Village"), a 56,200 leasable square-foot shopping center anchored by a Santoni's grocery store and a Rite-Aid drugstore. Highlandtown Village is located in Baltimore, Maryland. Highlandtown Village was 100% leased as of December 31, 1995, an increase from approximately 98% as of December 31, 1994.

In 1995, the Partnership entered into a six month brokerage agreement to sell Highlandtown Village. The agreement expired on September 30, 1995. No acceptable offers were received for the property.

JACKSON HEIGHTS PLAZA SHOPPING CENTER
In September 1987, the Partnership purchased Jackson Heights Plaza Shopping Center ("Jackson Heights"), a 155,878 leasable square-foot shopping center. The larger tenants at Jackson Heights include a health spa, a Carmike Theater, Badcock Furniture, Goodyear and Dollar General. Jackson Heights is located in Murfreesboro, Tennessee. Jackson Heights was approximately 99% leased as of December 31, 1995 and 1994.

HOLIDAY SHOPPING CENTER
In October 1987, the Partnership purchased Holiday Shopping Center ("Holiday"), a 82,185 leasable square-foot shopping center anchored by a Family Dollar discount store. Holiday is located in Collinsville, Virginia. As of December 31, 1995, Holiday was approximately 90% leased, an increase from approximately 84% as of December 31, 1994.

In 1995, the Partnership entered into a brokerage agreement to sell Holiday. In February 1996, the Partnership negotiated a contract to sell Holiday to an unrelated third party for a price of $1,200,000. The contract is subject to material contingencies and thus there can be no assurance a sale transaction will occur.

CLOISTER SHOPPING CENTER
In December 1987, the Partnership purchased Cloister Shopping Center ("Cloister"), a 53,610 leasable square-foot shopping center anchored by
a White Shield Drugs and a Family Dollar discount store.   Cloister is
located in Ephrata, Pennsylvania. As of December 31, 1995, Cloister was approximately 90% leased, a decrease from 100% as of December 31, 1994. The 10% decline primarily resulted from the loss of three tenants which leased an aggregate of 5,329 square feet.

EDGEWOOD PLAZA SHOPPING CENTER
In April 1988, the Partnership purchased Edgewood Plaza Shopping Center ("Edgewood") a 47,112 leasable square-foot shopping center anchored by a Santoni's grocery store and a Rite-Aid drugstore. Edgewood is located in Harford County, Maryland. Edgewood was 100% leased as of December 31, 1995 and 1994.

On September 20, 1995, the Partnership obtained a loan in the amount of $1,400,000 secured by a mortgage on Edgewood. Approximately $450,000 was placed in escrow for the capital improvement program now underway, which includes a new facade and parking lot resurfacing. A description of the Edgewood Plaza improvements and financing are incorporated by reference from Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

TARRYTOWN MALL SHOPPING CENTER
In September 1988, the Partnership purchased Tarrytown Mall Shopping Center ("Tarrytown Mall"), a 328,081 leasable square-foot enclosed mall anchored by Montgomery Ward and Goody's Family Clothing. Tarrytown Mall is located in Rocky Mount, North Carolina. As of December 31, 1995, Tarrytown Mall was approximately 64% leased, a decrease from approximately 66% as of December 31, 1994.

BERKELEY SQUARE SHOPPING CENTER
In October 1988, the Partnership purchased Berkeley Square Shopping Center ("Berkeley Square"), a 101,858 leasable square-foot shopping center. The larger tenants at Berkeley Square include Dollar General,

Advanced Auto, Educational Wonderland and a bingo emporium. Berkeley Square is located in Goose Creek, South Carolina. As of December 31, 1995, Berkeley Square was approximately 95% leased, an increase from approximately 83% as of December 31, 1994. The 12% increase primarily resulted from the addition of three tenants leasing an aggregate of 13,456 square feet.

In November 1995, the Partnership completed the sale of a pad site at Berkeley Square to an existing tenant. See Item 7. Management's
Discussion and Analysis of Financial Condition and Results of Operations of this report for information regarding the sale of the pad site.

QUALITY CENTER SHOPPING CENTER
In January 1989, the Partnership purchased Quality Center Shopping Center ("Quality Center"), a 62,234 leasable square-foot shopping center. The largest tenant at Quality Center is a Mikasa china outlet. Quality Center is located in Lancaster, Pennsylvania. Quality Center was approximately 70% leased as of December 31, 1995, an increase from 59% as of December 31, 1994. The 11% increase primarily resulted from the addition of two tenants leasing an aggregate of 12,482 square feet which was partially offset by the loss of one tenant which leased 5,885 square feet.

The Partnership is attempting to reposition Quality Center from a factory outlet center to a neighborhood and community convenience center.

ORCHARD SQUARE SHOPPING CENTER
In December 1987, the Partnership purchased Orchard Square Shopping Center ("Orchard Square"), an 85,940 leasable square-foot shopping center anchored by a Big B Drug pharmacy. Orchard Square is located in Cobb County, Georgia. The Partnership sold Orchard Square to an unrelated third party for $5,250,000 on December 29, 1995. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this report for information regarding the sale of Orchard Square.

   TABLE I.  AVERAGE ANNUAL NET RENTS AND RANGE OF NET RENTAL RATES PER
             SQUARE FOOT

                                  AVERAGE ANNUAL          RANGE OF
                                   NET RENT (1)      NET RENTAL RATES(2)
     CENTER                     (PER SQUARE FOOT)     (PER SQUARE FOOT)
   Woodlawn Village                    $6.12           $5.60 to $9.67
   Lynnwood Place                       8.34            6.16 to 14.89
   Highlandtown Village                10.36            7.85 to 19.45
   Jackson Heights                      4.35             .80 to 10.58
   Holiday                              3.01            1.27 to  9.00
   Cloister                             7.85            3.56 to 17.14
   Edgewood                             5.80            3.84 to 14.04
   Tarrytown Mall                       4.50            1.96 to 20.86
   Berkeley Square                      5.25            3.04 to 11.16
   Quality Center                      11.20            9.00 to 25.64

   (1) Average annual net rent is calculated based on the shopping center's aggregate annual net rent (prior to assessments for pass-throughs) for leases in place as of December 31, 1995 divided by the total leased square feet for the shopping center as of that date.
   (2) For purposes of this table net rental rates do not include net rental rates for kiosks.





 TABLE II.  SCHEDULE OF LEASES EXPIRING IN 1996 BY SHOPPING CENTER

                 TOTAL SQUARE   NUMBER OF     SQUARE FEET OF   1995 TOTAL   ANNUAL RENT OF
                   FOOTAGE    TENANTS WITH    LEASES EXPIRING    RENT OF   LEASES EXPIRING
   CENTER         OF CENTER  LEASES EXPIRING  AS A % OF TOTAL   CENTER(1)  AS A % OF TOTAL
  Woodlawn           49,800        1                6.02%        $285,351         6.50%
  Lynnwood           96,666        9               19.48          791,258        24.32
  Highlandtown       56,200        1                3.56          566,807         3.89
  Jackson Heights   155,878       12               21.21          662,011        25.84
  Holiday            82,185       12               37.52          184,414        52.87
  Cloister           53,610        7               21.60          401,509        23.28
  Edgewood Plaza     47,112        2                9.17          269,192        12.89
  Tarrytown Mall    328,081       25               15.40        1,026,656        28.14
  Berkeley Square   101,858        6               14.13          469,429        14.96
  Quality Center     62,234        3                5.35          432,160        20.96

  (1) Total rent for purposes of this table does not include tenant reimbursement income or rental income accrued for rent adjustments related to rent abatements and scheduled rent increases.

  TABLE III.  SCHEDULE OF TENANTS LEASING 10% OR MORE OF THE SPACE IN
              EACH SHOPPING CENTER AS OF DECEMBER 31, 1995

                                            PERCENTAGE OF   ANNUAL
                                           TOTAL LEASABLE  RENT PER     LEASE          LEASE
                                    SQUARE  SPACE AS OF     SQUARE   EXPIRATION       RENEWAL
                                     FEET     12/31/95       FOOT       DATE          OPTIONS
   WOODLAWN VILLAGE
   Food Lion-grocery store          25,000       50%        $5.75      June, 2006  4 5-year (1)
   Revco-pharmacy/drugstore          9,100       18%         6.75      June, 2001  4 5-year (1)

  LYNNWOOD PLACE
   Kroger-grocery store             49,296       51%         6.94    August, 2006  6 5-year (1)

  HIGHLANDTOWN VILLAGE
   Santoni's-grocery store          25,500       45%         7.85      July, 2007  4 5-year (2)
   Rite-Aid-pharmacy/drugstore      11,200       20%        10.15      July, 2007  4 5-year (2)

  JACKSON HEIGHTS
   Southeast Spa-health spa         20,487       13%         2.51     March, 1999     none
   Badcock Furniture-furniture      16,534       11%         3.25  February, 1999  2 5-year (2)
   Carmike Theater - movie theater  17,110       11%         2.87(3)    May, 2015     none

  HOLIDAY
   Family Dollar-discount store      9,948       12%         1.27  December, 1997  2 5-year (2)
   Southwest Mills-floor coverings   9,627       12%         1.75 September, 1996  1 2-year (2)

  CLOISTER
   Family Dollar-discount store      6,890       13%         3.56  December, 2000  4 5-year (2)
   Video Vibes-video rental store    6,330       12%         7.25 September, 1997  1 5-year (4)

  EDGEWOOD
   Santoni's-grocery store          23,832       51%         3.84  February, 2008     none
   Rite Aid-pharmacy/drugstore       6,400       14%         6.50      July, 1999  4 5-year (2)

  TARRYTOWN MALL
   Montgomery Ward-department store 74,069       23%         1.96   October, 2003  3 5-year (1)

  BERKELEY SQUARE
   Toney & Coates Bingo
     -entertainment                 13,558       13%         5.75      June, 1998      none

  QUALITY CENTER
   Mikasa-china and crystal outlet  11,120       18%        10.54      July, 1997      none
   Oriental Rugs - rug outlet        6,715       11%         9.00  November, 1998  1 3-year and
                                                                                   1 4-year (2)

   (1) Renewal options with rent at identical rate per square foot as original lease.
   (2)  Renewal options with rent at escalating rates per square foot.
   (3) Carmike Theater leases two spaces at different annual rents. The annual rent per square foot for purposes of this schedule is an average of the two annual rents.
   (4)  Renewal option with rent increase of 5%.

TABLE IV.  SCHEDULE OF ESTIMATED REAL ESTATE TAXES PAYABLE IN 1996

               Woodlawn Village             $ 36,800
               Lynnwood Place                 85,000
               Highlandtown Village          126,800
               Jackson Heights                98,000
               Holiday                        10,000
               Cloister                       60,400
               Edgewood                       20,500
               Tarrytown Mall                 74,600
               Berkeley Square                46,600
               Quality Center                 61,100

                                            $619,800

ITEM 3.  LEGAL PROCEEDINGS

The Partnership is not party to any material pending legal proceeding. The Partnership is party to ordinary routine litigation incidental to the Partnership's business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of investors (the "Limited
Partners") holding Units during 1995.


PART II

ITEM 5.  MARKET FOR THE PARTNERSHIP'S UNITS OF ASSIGNEE LIMITED
         PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

There is no trading market for the Units and there is no present expectation that one will develop. Consequently, Limited Partners may not be able to liquidate their investment in the event of an emergency or for any other reason. Further, the transfer of Units is subject to certain limitations. See Page 66 of the Partnership's Prospectus dated March 25, 1987 incorporated by reference herein, for a discussion of the restrictions on transfer of the Units. See Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 13. Certain Relationships and Related Transactions of this Annual Report on Form 10-K regarding current negotiation of a possible sale of the Partnership's assets and liquidation of the Partnership.

As of December 31, 1995, there were approximately 2,740 holders of 1,200,000 Units of the Partnership.

One of the objectives of the Partnership is to generate cash to be distributed to Limited Partners on a quarterly basis. No cash
distributions have been made to Limited Partners since 1990.   A
discussion of cash flow is incorporated by reference from Item 7. Management's Discussion and Analysis of Financial Condition and
Results of Operations of this Annual Report on Form 10-K.   See Pages
59 through 62 of the Prospectus dated March 25, 1987 incorporated by reference herein for a discussion of the manner in which distributions of cash flow, sale, or refinancing proceeds and allocations of the net income or net loss from operations and gain or loss from a sale or refinancing are made by the Partnership.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial information relating to the Partnership's financial position and operating results. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Supplementary Data which are included in Items 7 and 8, respectively, of this Annual Report on Form 10-K.

                                          For the Years Ended December 31,
                                   1995        1994        1993        1992        1991
  Operating Results: (1)
  Total income                  $7,426,069  $7,907,735  $7,013,668  $6,907,149  $6,962,218
  Loss from rental operations   (3,313,097) (1,727,918)   (724,098) (1,191,145) (1,268,838)
  Loss from sale of center      (2,271,249)       -           -           -           -
  Extraordinary gain related to
    forgiveness of debt          1,602,902        -           -        510,465        -
  Net loss                      (3,778,465) (1,717,157)   (691,862)   (719,768) (1,253,706)
 Financial Position, End of Year: (1)
   Investment in real estate
     held for lease, net        39,787,906  50,532,803  53,530,821  53,064,528  54,429,950
   Total assets                 43,564,545  53,218,234  55,764,988  55,535,253  56,753,496
   Long-term debt, including
     current maturities         29,130,611  35,285,891  34,528,736  35,004,686  35,507,396
 Per Assignee Limited
     Partnership Unit:
   Net loss (1)                     (3.57)       (1.42)      (0.57)      (0.59)      (1.03)
   Cash distributions                 -            -           -           -           -

(1) - The 1995 and 1994 operating results and financial position as of December 31, 1995 and 1994 reflect the effect of write-downs of assets totalling $2,606,156 in 1995 related to Tarrytown Mall and $1,587,746 in 1994 related to Tarrytown Mall and Holiday. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of
      Operations for a discussion of the write-downs of assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Partnership completed its public offering of Units on November 11, 1987. The Partnership accepted subscriptions for 1,200,000 Units, representing capital contributions from Limited Partners of approximately $29,997,000. The capital contributions from Limited Partners have been fully invested by the Partnership.

The Partnership's financial statements are prepared based on the accrual method of accounting. The Partnership's rental income from its shopping center properties consists of base rents from tenants occupying space in each shopping center. In addition, certain leases provide for additional rent computed on the basis of a percentage of gross sales in excess of specified levels. In some cases, leases provide for rent abatements and scheduled rent increases over the life of the lease. To the extent a lease provides for rent abatements or adjustments, the Partnership, in accordance with generally accepted accounting principles, recognizes rental income on the basis of equal monthly payments over the term of such lease. Market conditions have dictated offering a wide variety of concessions to prospective tenants, which most frequently include a combination of free rent and reduced rental rate.

The Partnership wrote off tenant rent receivables and charged the allowance for doubtful accounts in 1993, 1994 and 1995 in the amounts of $182,069, $261,363, and $198,993 respectively. During the year ended December 31, 1994, the Partnership decreased its year-end allowance for doubtful accounts by $66,809 to $353,507. During the year ended December 31, 1995, the Partnership decreased its year-end allowance for doubtful accounts by $26,834 to $326,673. The allowance for doubtful accounts represents an allowance for tenant rent receivables that may become uncollectible in the future. The Partnership makes adjustments quarterly to the allowance for doubtful accounts based its analysis of tenant rent receivables.

As of December 31, 1995, tenant rent receivables prior to the allowance for doubtful accounts totaled $1,117,704 of which amount $313,259 represented receivables required to be accrued in accordance with applicable accounting principles to reflect scheduled rent increases over the terms of the applicable leases and $804,445
represented the balance.   As of December 31, 1994, comparative tenant
rent receivables totaled $1,734,428 of which amount $682,399 represented receivables required to be accrued and $1,052,029 represented the balance. The decline in tenant rent receivables from December 31, 1994 to December 31, 1995 can primarily be attributed to declines at Orchard Square as a result of the sale of that center and at Tarrytown Mall due to collection of sums due from Wholesale Depot.

Tenant reimbursement income includes payments made under leases representing payment of a tenant's agreed share of real estate taxes, insurance, utility charges and common area maintenance expenses. With the exception of Holiday, Berkeley Square and Jackson Heights, a majority of the tenant leases at the Partnership's shopping centers provide for reimbursement by tenants for some or all such expenses.
In most cases, tenant reimbursement payments are payable monthly, although in some cases such payments are to be made annually.

Other expenses include the balance of utility expenses, leasing expenses (other than commissions) and miscellaneous expenses such as legal and accounting fees and administrative and travel expenses.

The Partnership's shopping centers were held subject to mortgages with principal balances as of December 31, 1993, 1994 and 1995 as described in the following chart:

MORTGAGE LOANS SECURED BY SHOPPING CENTERS

  DESCRIPTION OF                                 FACE
  SHOPPING CENTER        INTEREST   MATURITY   AMOUNT OF    BALANCE    BALANCE     BALANCE
     MORTGAGES             RATE       DATE     MORTGAGES    12/31/93   12/31/94    12/31/95
  First mortgage
  on Woodlawn Village      11.5%    12/01/96  $1,950,000  $1,869,947  $1,852,380  $1,832,675

  First mortgage
  on Lynnwood Place         9.00%    7/10/96   6,600,000   6,450,854   6,396,988   6,320,814

  First mortgage
  on Highlandtown          10.125%  12/21/97   3,275,000   3,247,272   3,213,952   3,177,097

  First mortgage
  on Jackson Heights       10.5%     9/12/98   2,450,000   2,122,052   2,088,413   2,051,068

  First mortgage        6.375% at
  on Holiday           12/31/95(1)   3/01/99     900,000     407,255     328,015     257,922

  First mortgage         9.75% at
  on Cloister          12/31/95(2)   6/01/98   1,750,000   1,595,667   1,545,237   1,494,717

  First priority mortgage
  on Orchard Square         6.0%       - (4)   6,000,000   5,911,501   5,832,229        - (4)

  First priority mortgage
  on Berkeley Square       10.13%   12/31/97   1,975,000   1,857,438   1,826,762   1,454,215

  Second priority mortgage
  on Berkeley Square        7.0%    10/02/95     695,500     695,500     695,500        - (5)

  First trust mortgage    10.0% at
  on Tarrytown         12/31/95(3)   1/01/99   2,640,940        -      2,266,940   1,923,940

  Second trust mortgage
  on Tarrytown Mall         8.0%     1/01/99   6,500,000   6,500,000   5,384,997   5,384,997

  First mortgage
  on Edgewood Plaza         8.625%   9/19/00   1,400,000        -           -      1,397,333

  First mortgage                     2/01/97
  on Quality Center        10.625%     (6)     4,150,000   3,871,250   3,854,478   3,835,833

  Totals                                     $40,286,440 $34,528,736 $35,285,891 $29,130,611

      (1) - Interest rate at 75.0% of the prime rate adjusted quarterly, with a 6% floor.
      (2) - Interest rate at the prime rate plus 1.25%, with a floor of 7.25%.
      (3) - Interest rate at the prime rate plus 1.50%, with a floor of 7.5%.
      (4) - On December 29, 1995, the lender accepted $3,900,000 as payment in full satisfaction of the Orchard Square mortgage.
      (5) - On October 2, 1995, the Partnership paid the Berkeley Square second priority mortgage.
      (6) - The Quality Center loan was scheduled to mature on February 1, 1996. The lender has agreed to extend the term of the loan for one year subject to completion of the required documentation.

The mortgage loans are generally without recourse to the assets of the Partnership other than the particular property (and related receivables, leases, personal property and escrows) securing such mortgage loans. The mortgages are not cross-collaterized.

On September 20, 1995, the Partnership obtained a loan in the amount of $1,400,000 secured by a mortgage on Edgewood Plaza. This shopping center was previously unencumbered. From proceeds of the loan, $707,905 was disbursed to fund payment of the principal and accrued interest of the Berkeley Square shopping center second priority mortgage due October 2, 1995. The Edgewood Plaza mortgage has a term of five years and an interest rate of 8.625% and requires level payments of approximately $136,700 annually based on 25 year amortization. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of this report for a discussion of the Edgewood Plaza financing.

During the fourth quarter of 1995, the mortgage debt on Berkeley Square shopping center was reduced. Berkeley Square was previously subject to two mortgages, (i) a first mortgage in the amount of $1,454,215 at December 31, 1995 which was previously secured by a $425,000 letter of credit and a $75,000 certificate of deposit posted by the Partnership and (ii) a second mortgage in the principal amount of $695,500. The letter of credit securing the first mortgage was collateralized by a second mortgage on Cloister shopping center. In order to release the $425,000 letter of credit, the $75,000 certificate of deposit and the second mortgage on Cloister shopping center and to permit sale of a pad site at Berkeley Square for $217,000, the Partnership met the requirements of the first mortgage lender as follows: (i) the Partnership paid the principal and accrued interest of the Berkeley Square second mortgage in full on its due date October 2, 1995, (ii) the Partnership applied $192,000 from the proceeds of a pad site sale at Berkeley Square on November 17, 1995 to reduce the first mortgage and (iii) the Partnership paid an additional $150,000 in reduction of the Berkeley Square first mortgage balance. Since completion of these transactions, no Partnership property cross collateralizes any other Partnership property.

On December 29, 1995, the Partnership sold Orchard Square shopping center to an unrelated third party. At the time of sale, the holder of the Orchard Square mortgage accepted $3,900,000 in satisfaction of its mortgage, the principal balance and accrued interest of which were $5,748,344 and $29,558, respectively. The mortgage on Orchard Square was due and payable on demand. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources of this report for a discussion of the sale of Orchard Square. The Partnership recorded the forgiveness of debt, net of transaction expenses, as an extraordinary gain of $1,602,902 in the fourth quarter of 1995.

On March 29, 1995, in connection with Tarrytown Mall, the Partnership made certain modifications to its first trust loan. Effective July 1, 1995, the required monthly principal payments were reduced to $19,000 from $39,000. That reduction will remain in effect until June 30, 1996 or such earlier date as a replacement tenant is found for the Wholesale Depot space. All other loan terms remain unchanged.

In total, approximately $8,153,500 of the Partnership's mortgage debt matures during 1996. This debt relates to the mortgages on Lynnwood Place and Woodlawn Village. The Lynnwood Place mortgage, which had an outstanding principal balance of $6,320,814 at December 31, 1995,
matures on July 10, 1996.   The Woodlawn Village mortgage, which had
an outstanding principal balance of $1,832,675 at December 31, 1995, matures December 1, 1996. The Partnership currently anticipates that the holder of the Lynnwood Place mortgage will agree to extend that loan and that the Partnership will refinance the Woodlawn Village mortgage at maturity. The Partnership has received a non-binding proposal from the holder of the Lynnwood Place mortgage for an extension. If the Partnership is unable to extend these loans or refinance on acceptable terms, the Partnership may be required to seek additional borrowing, sell one or more of its shopping center properties, or default on its obligations.

The Quality Center mortgage was scheduled to mature on February 1, 1996. The lender has agreed to extend the term of this loan for one year to February 1, 1997 on the same terms and conditions as currently exist, subject to completion of the required documentation. To obtain this extension, the Partnership will pay the lender $115,025 in reduction of the principal balance of this loan and a fee of approximately $10,000 in 1996.

CASH FLOW

The Partnership recorded a $1,280,813 net increase in cash and cash equivalents in 1995, with $1,578,842 in net cash provided by operating activities and $4,489,136 provided by investing activities, partially offset by $4,787,165 used in financing activities. The sale of Orchard Square on December 29, 1995 contributed approximately $910,000 to the increase in cash and cash equivalents after payment of the respective mortgage debt and transaction expenses. The Partnership received an additional $35,000 in March 1996 which had been placed in escrow with the title company at settlement. The Partnership has accrued approximately $83,000 for additional sale expenses which are included in accounts payable and accrued expenses in the Partnership's financial statements as December 31, 1995.

The principal differences between the net loss of $3,778,465 and net cash provided by operating activities of $1,578,842 were noncash charges of $1,690,807 for depreciation and amortization, a write-down of assets of $2,606,156 and a $2,271,249 net loss on sale of a
shopping center.   These differences were partially offset by a gain
on forgiveness of debt of $1,602,902. See the discussions of the write-down of assets related to Tarrytown Mall, the sale of Orchard Square and the forgiveness of debt incorporated by reference from Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources. Net cash used in financing activities of $4,787,165 primarily resulted from the retirement of debt at Orchard Square of $3,900,000 and Berkeley Square of $1,037,500, partially offset by proceeds of $1,400,000 from the financing of Edgewood Plaza.

LIQUIDITY AND CAPITAL RESOURCES

At the conclusion of its public offering, the Partnership established a working capital reserve of 3% of the net proceeds of the offering, or $900,000, an amount that was expected to be sufficient to satisfy general liquidity requirements. The working capital reserve was utilized to fund the build-up of the tenant rent receivables and to pay for renovation and construction expenses at various shopping centers and other expenses.

In the past, liquidity has been adversely affected by lower than anticipated rental income and higher than anticipated tenant rents receivable. The cash and cash equivalents position of the Partnership at December 31, 1995 increased approximately $1,281,000 from that at December 31, 1994, with approximately $910,000 of that increase resulting from the sale of Orchard Square. The Partnership's cash and cash equivalents position fluctuates from quarter to quarter as follows: (i) decreasing with the funding of lease-up costs and tenant improvements; (ii) decreasing with the funding of renovation and expansion costs of the shopping centers; (iii) increasing as borrowing proceeds, sale proceeds, net rental income and interest income are received; (iv) decreasing as expenses (including debt service requirements) are paid; and (v) decreasing by any payment of Partnership distributions.

As of December 31, 1995, cumulative cash distributions of $6,647,888 and $62,391 had been made to Limited Partners and the General Partners, respectively. These cash distributions represented a 7% annualized return for each calendar quarter through and including the quarter ended June 30, 1990. The distribution for the quarter ended September 30, 1990 represented a 5.8% annualized return. The cumulative distributions for 1990 represented a 5% annualized return to Limited Partners. No distributions have been made to Limited Partners since the distribution for the quarter ended September 30, 1990.

Under the Cash Flow Protector, the General Partners agreed to loan to the Partnership, without interest, up to a maximum amount equal to 50% of the acquisition fees actually paid to them at the time the loan was made in the event the annual cumulative non-compounded return to Limited Partners fell below 7% of the allocable invested capital for the period from February 1, 1989 through January 31, 1992. In 1990, the General Partners fulfilled their obligation under the Cash Flow
Protector provisions.   As of December 31, 1995, Cash Flow Protector
loans totalling $789,203 are payable to FW Realty Limited Partnership in the amount of $599,794 and to Realty Capital IV Limited Partnership in the amount of $189,409. The loans are non-interest bearing and are to be repaid from distributable cash flow or sale or refinancing proceeds only after the payment of a preferred return equal to a 10% annual cumulative non-compounded return on invested capital to Limited Partners.

The ability of the Partnership to distribute cash flow cannot be predicted, as it depends upon future events, such as the profitability of future operations, requirements for cash expenditures to attract and retain tenants, and the requirements of lenders as mortgages become payable and loans are extended, modified and refinanced. It has been the policy of the Partnership to apply any increase in cash to increase Partnership working capital reserves, to provide for shopping center improvements if and when necessary, and to repay and refinance debt as required. The General Partners believe that maintenance of cash reserves is prudent in view of the current real estate and general economic environments and is consistent with the Partnership's objective to maintain and increase the value of the shopping centers. Consequently, there is no assurance as to the availability of cash flow to make distributions to partners. In the event the Partnership closes on the sale of Holiday Shopping Center, the General Partners intend to re-examine the Partnership's liquidity position at the end of 1996 to determine if it would be appropriate to reinstate distributions to Unitholders at that time. The Partnership's Statements of Cash Flows is incorporated by reference from Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

A discussion of the Partnership's current portion of long-term debt is incorporated by reference from Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - General.

On December 29, 1995, the Partnership sold Orchard Square shopping center to an unrelated third party for a contract price of $5,250,000. For financial reporting purposes, the Partnership recorded a loss on sale, after transaction expenses, of $2,271,249 in December 1995. For federal income tax purposes, the Partnership recorded a loss on sale, after transaction expenses, of approximately $2,404,000 in 1995. At the time of sale, the holder of the Orchard Square mortgage accepted $3,900,000 in satisfaction of its mortgage, the principal balance and accrued interest of which were $5,748,344 and $29,558, respectively. The mortgage on Orchard Square was due and payable on demand. The Partnership recorded the forgiveness of debt, net of transaction expenses, as an extraordinary gain of $1,602,902 in December 1995.
The lender agreed to forgive a portion of the debt on Orchard Square in conjunction with a lease modification agreement between the

Partnership and A & P, an anchor tenant at that center. The net effect of the Orchard Square transactions was a loss of approximately $668,000 for financial reporting purposes. The net proceeds were approximately equal to the net contribution of Orchard Square to the net asset value in 1994.

On September 20, 1995, the Partnership obtained a loan in the amount of $1,400,000 secured by a mortgage on Edgewood Plaza. This shopping center was previously unencumbered. The proceeds of the loan were designated for the following uses: (i) $452,485 was placed in escrow for the capital improvement plan at Edgewood; (ii) $130,000 was placed in escrow to be used to conduct certain environmental remediation work at the property in the event the Partnership is unsuccessful in its efforts to require third parties to complete that work; (iii) $707,905 was disbursed to fund payment of the principal and accrued interest of the Berkeley Square shopping center second priority mortgage due October 2, 1995; and (iv) the balance was used for loan fees and closing costs, including insurance and tax escrows, of approximately $70,000 and working capital. The Edgewood Plaza mortgage has a term of five years and an interest rate of 8.625% and requires level payments of approximately $136,700 annually based on 25 year amortization.

In 1995, the Partnership expended $162,868 from the Edgewood capital improvement escrow. The Partnership anticipates that the capital improvement plan at Edgewood Plaza will be substantially completed by the end of April 1996. The improvements to Edgewood Plaza include a new facade and parking lot resurfacing. The Partnership has executed a lease modification with Santoni's Market, an anchor tenant, which requires a monthly rent increase of approximately $2,100 commencing when the improvements are substantially completed. A second tenant has agreed to a $3,800 annual increase also effective at that time.
In December 1995, the Partnership accrued a $30,000 contingent liability for the estimated expenditures to be incurred from the environmental escrow for certain remediation work required at Edgewood Plaza.

In November 1995, the Partnership completed the sale of a pad site at its Berkeley Square property to an existing tenant. The contract price was $217,000, of which $192,000 was applied to pay down the principal balance of the mortgage debt on Berkeley Square. A gain for financial reporting and federal income tax purposes of approximately $172,000 was recorded in the fourth quarter of 1995 in connection with this sale.

In May 1993, the Partnership entered into a lease agreement with
Wholesale Depot at Tarrytown Mall.   Pursuant to the lease agreement,
the Partnership obtained a commitment for requisite financing and proceeded to build-out the space for Wholesale Depot whose occupancy commenced in December 1993. Wholesale Depot filed for reorganization under the provisions of Chapter XI of the U.S. Bankruptcy Code in May 1994. Wholesale Depot vacated its space at Tarrytown Mall in late June 1994 and rejected its lease on October 7, 1994. Wholesale Depot met its obligations to the Partnership for rent payments through September 30, 1994 with the exception of base rent and expense reimbursement for the month of April 1994.

The Partnership had as a security deposit a $500,000 letter of credit issued by Shawmut Bank to be used to fund the lease obligations of Wholesale Depot. The Partnership collected $450,000 with regard to the letter of credit in 1995. The Partnership also settled unsecured claims against Wholesale Depot for an additional $50,000 which was received in June 1995. The monthly lease obligations for Wholesale Depot included approximately $36,240 in base rent and approximately $10,540 in tenant reimbursements. Total income for the year ended December 31, 1995 included rental income of approximately $313,000 with respect to Wholesale Depot. No further income with respect to the Wholesale Depot lease obligations will be received or recognized.

In December 1995, the Partnership reduced the carrying value of Tarrytown Mall by $2,606,156, the amount required to reduce the Partnership's net equity in the property for financial reporting purposes to zero. This action was required by virtue of the difficulty encountered in leasing the vacant space. In December 1994, the Partnership wrote down approximately $1,048,000 of the leasehold improvements, net of accumulated depreciation, related to Wholesale Depot.

The Partnership continues to solicit potential replacement tenants for the Tarrytown Mall anchor space. Given competitive conditions in the marketplace, there is no assurance that a replacement tenant will be found. The Partnership will consider all available options in seeking to lease the space.

On January 19, 1994, in connection with its Tarrytown Mall shopping center, the Partnership obtained a loan from a new first trust lender in the amount of $2,640,940 and made certain modifications to its existing second trust loan. The proceeds of the new loan together with approximately $636,000 in Partnership cash reserves were used as follows: approximately $1,379,000 to fund the 1993 construction and other costs related to the Wholesale Depot lease at Tarrytown Mall; $250,000 to fund the 1993 renovations of the Montgomery Wards space at Tarrytown Mall; approximately $1,102,000 to retire existing first trust debt; approximately $180,000 to pay accrued interest to the existing second trust lender which included $150,000 of deferred interest as discussed below; approximately $206,000 to establish required mortgage escrows; and approximately $160,000 to pay loan fees and closing costs. The second trust financing requires that the net cash flow from Tarrytown Mall after payment of first trust financing be applied to mortgage curtailments. As a condition of the second trust loan modification, the Partnership was required to pay the lender at closing $150,000 toward the existing deferred interest of approximately $347,000. The Partnership made three quarterly payments of $25,000 in 1994 and four quarterly payments of $25,000 in 1995.

The deferred interest bears interest at 8%. After two payments totalling approximately $41,000 in 1996, the deferred interest will be paid in full.

In 1993, 1994 and 1995, approximately $2,064,000, $275,000 and
$505,000, respectively was expended for tenant fit-up and other shopping center improvements. The 1993 expenditures include approximately $1,379,000 related to the construction and other costs of the addition of Wholesale Depot at Tarrytown Mall and $250,000 for
renovations of the Montgomery Ward space at Tarrytown Mall.   The
Partnership is currently obligated to expend approximately $105,000 in 1996 for tenant fit-up costs in connection with signed tenant leases and other committed capital expenditures. This amount is expected to be funded from Partnership cash reserves. This amount does not include tenant improvement expenditures that may be required for future or existing tenants or for shopping center renovations.

The Partnership has entered into an agreement to expand the Food Lion store at Woodlawn Village from 25,000 to 32,744 square feet. Upon completion, the expansion would add 4,444 square feet to the center and convert 3,300 square feet of in-line space to Food Lion use. The Partnership has obtained the necessary zoning and land use approvals. Food Lion is currently submitting plans to obtain the required building permits. As part of the agreement, Food Lion is funding substantially all of the expansion costs. The expansion is estimated to be completed in the fourth quarter of 1996 and is intended to add to the stability of the center.

The Partnership has begun to seek opportunities to sell Partnership properties in markets where the General Partners believe a sale would be appropriate. Pursuant to that course of action, the Partnership sold Orchard Square in December 1995. In addition, the Partnership entered into brokerage agreements to sell two of its centers, Highlandtown Village and Holiday, in 1995. The six month agreement for Highlandtown Village expired on September 30, 1995. There were no acceptable offers for that property. In February 1996, the Partnership negotiated a contract to sell Holiday to an unrelated third party for a price of $1,200,000. The contract is subject to material contingencies. There can be no assurance a sale transaction will occur.

The Partnership's operations and the operations and financial conditions of many of its tenants have been adversely affected by economic and competitive conditions. If the Partnership is not able to fund its cash requirements from operations, the Partnership may be required to seek additional borrowing. The Partnership could be adversely affected by the increased standards employed by lenders to determine the amount, terms and underwriting requirements for such financing, all of which have affected the amount and cost of borrowing. If additional borrowing is not available, the Partnership may be required to sell one or more of its shopping center properties.

There is no assurance that loans would be available, or that the Partnership would be able to sell a particular shopping center, or that the terms of such loans or any sales would be advantageous to the Partnership. Furthermore, if alternative sources of cash were needed and not found, the Partnership could default on its obligations, including its obligations to pay debt service and mortgage interest, which could result in the foreclosure by its mortgage lenders of one or more shopping centers.

The Partnership valued its ten shopping center portfolio as of December 31, 1995 and its eleven shopping center portfolio as of November 30, 1994 in order to provide certain information required by retirement account investors. All of the Partnership's properties were appraised at year end by an independent MAI appraiser. A description of the methodology used by the appraiser and the appraised values of each of the shopping centers is incorporated by reference from Item 2. Properties of this Annual Report on Form 10-K. The resulting aggregate fair value of the Partnership's shopping centers as of December 31, 1995, less the Partnership's mortgages and after certain other adjustments resulted in a valuation of the Partnership's net assets at approximately $13,052,000. Based on 1,200,000 Assignee Limited Partnership Units (the "Units") outstanding, this equates to approximately $10.88 per Unit. In the case of Tarrytown Mall, the net equity in the center is deemed to be zero, reflecting an appraisal below existing mortgage debt.

The aggregate fair value of the Partnership's shopping centers as of November 30, 1994, less the Partnership's mortgages and other adjustments resulted in a valuation of the Partnership's net assets at approximately $13,320,000. Based on 1,200,000 Assignee Limited
Partnership Units (the "Units") outstanding, this equated to approximately $11.10 per Unit. See Item 2. Properties of this report for information regarding the November 30, 1994 appraisal and a discussion of the decrease in the value per Unit.

The appraised value of the Partnership's shopping centers should not be relied upon as an indication of realizable value at the present time or at any time in the future. Furthermore, the methods and assumptions used by the appraiser in preparing the appraisal report are those that the appraiser, in his professional judgment, concluded were appropriate. There is no assurance that such assumptions will materialize or that other or different methods or assumptions that would result in lower values might not be appropriate. The intent of the Partnership has been to hold, maintain and increase the value of its shopping centers until market conditions improve. The Partnership has begun to seek opportunities to sell Partnership properties in markets where the General Partners believe a sale would be appropriate.

In the fourth quarter of 1995, the Partnership recorded a charge of $2,606,156 to reflect the Partnership's revised estimate of net realizable value of Tarrytown Mall based on the decline in the appraisal value to a level below the outstanding balance of the mortgage debt on the property. The $2,606,156 represents the sum of the difference of $2,542,295 between the net book value of Tarrytown Mall's land, building and improvements and the balance of the mortgage debt and accrued interest as of December 31, 1995, plus the write-off of $63,861 in tenant rent receivables related to the recording of rental income on a straight-line basis.

In the fourth quarter of 1994, the Partnership wrote down assets totalling $1,587,746 related to Tarrytown Mall and Holiday Shopping Center. The Partnership recorded a net charge of $1,047,746 for the write-down of leasehold improvements related to Wholesale Depot, a former anchor tenant which leased 79,066 square feet at Tarrytown Mall. The leasehold improvements which were placed in service in December 1993 were incurred as a direct result of specifications within the Partnership's lease with Wholesale Depot. Wholesale Depot filed for reorganization under the provisions of Chapter XI of the U.S. Bankruptcy Code in May 1994. Wholesale Depot vacated its space at Tarrytown Mall in late June 1994 and rejected its lease on October 7, 1994. The Partnership also recorded a charge of $540,000 in 1994 to reflect the Partnership's revised estimate of net realizable value of Holiday Shopping Center. The write-down reflected the Partnership's intention to offer the property for sale in 1995. The $540,000 represented the difference between Holiday's book value and estimated net realizable value from the sale of the center and operating the center until sale.

In the fourth quarter of 1994, the Partnership negotiated a contract to sell Quality Center to an unrelated third party. The contract was subject to numerous conditions. In February of 1995, the buyer terminated the contract, after determination that it would not be able to overcome local zoning objections to its proposed use.

During late 1993 and into 1994, affiliates of Realty Capital IV Limited Partnership discussed the possible sale of the Partnership's shopping centers to a limited partnership, of which a real estate investment trust ("FWREIT") formed by affiliates of FW Realty Limited Partnership serves as the sole general partner. These discussions were discontinued without reaching any agreement as the stock market valuations of real estate investment trusts owning strip and neighborhood shopping centers fell and the Partnership's portfolio experienced significant issues potentially affecting values at Tarrytown Mall, Quality Center and Orchard Square.

In the fourth quarter of 1995, discussions between Realty Capital IV Limited Partnership on behalf of the Partnership and FWREIT were reopened regarding the possible sale for cash of the Partnership's shopping centers to an affiliate of FWREIT and those discussions are continuing as of the date of the filing of this report. If a sale or disposition of all of the Partnership's properties were to occur, it would be followed by a distribution of net proceeds to partners and liquidation of the Partnership.

If an agreement is reached with respect to the basic terms of a sale, the consummation of the sale would require negotiation of a definitive agreement and would be subject to obtaining the prior consent of the holders of a majority of the Units and approval of an amendment of the Partnership Agreement to permit the sale of properties to an affiliate of a general partner. There can be no assurance that a transaction will be successfully negotiated, and, if negotiated, that it would be approved by the requisite number of Unitholders and thereafter consummated, which will require satisfaction of various substantive conditions that will be contained in the agreement.

INFLATION, RECESSION AND OTHERS FACTORS

Over the past several years inflationary pressure has been relatively modest and has not had a significant effect on the Partnership's operations. Many of the Partnership's expenses could, however, be affected by inflation. If inflation rises, then operating expenses could increase to a level where they could not be passed on to tenants through higher rents. The competitive state of the real estate market also has made it more difficult to increase rents. With the exception of Holiday, Berkeley Square and Jackson Heights, a majority of the tenant leases at the Partnership's shopping centers provide for reimbursement by tenants for some or all operating expenses. In most cases, tenant reimbursement payments are payable monthly, although in some cases such payments are to be made annually.

In addition, inflation can impact interest rates charged by lenders. Certain Partnership mortgage loans have early maturity or interest rate adjustment dates which may require the Partnership to negotiate interest rates and other loan terms during a period when lending terms are strict and/or interest rates are rising. An increase in expenses or interest rates due to inflation could have an adverse effect on the Partnership by reducing cash flow from operations and reducing the market value of shopping centers. There is no assurance that inflation would not have an adverse effect on the future operations of the Partnership.

RESULTS OF OPERATIONS


The net income (loss) for each shopping center for the three years ended December 31, 1995, 1994, and 1993 was as follows:

                                             NET INCOME (LOSS)
        SHOPPING CENTER               1995         1994         1993
  Woodlawn Village                 ($51,281)    ($61,230)    ($59,112)
  Lynnwood Place                   (201,574)    (185,286)    (390,619)
  Highlandtown Village               34,102       17,262      (11,011)
  Jackson Heights                   113,131       49,974       19,959
  Holiday                            27,249     (511,444)      (8,490)
  Orchard Square                     48,467      204,269      186,478
  Cloister                           68,375       97,450       30,911
  Edgewood                          105,306      162,054      166,554
  Tarrytown Mall                 (2,940,495)  (1,286,716)    (499,456)
  Berkeley Square                   (62,125)     (22,478)     (56,387)
  Quality Center                   (282,291)     (36,032)      30,804

    Subtotal                     (3,141,136)  (1,572,177)    (590,369)

  Other Expenses                   (140,859)    (144,980)    (101,493)
  Loss on sale of center         (2,271,249)        -            -
  Gain - forgiveness of debt      1,602,902         -            -
  Gain on sale of pad site          171,877         -            -

                                ($3,778,465) ($1,717,157)   ($691,862)

Results of Operations for the Three Years Ended December 31, 1995

General

During 1995, the Partnership owned and operated eleven shopping centers until December 29, 1995 when Orchard Square shopping center was sold. During 1994 and 1993, the Partnership owned and operated eleven shopping centers for the entire period.

1995 Compared to 1994
The Partnership reported an increase in net loss of $2,061,308 from a net loss of $1,717,157 in 1994 to a net loss of $3,778,465 in 1995.
The significant factors contributing to the increased net loss in 1995 were the write-down of assets of $2,606,156 in 1995 in comparison to $1,587,746 in 1994; declines in rental income and tenant reimbursement income; an increase in other expenses; and a loss on sale of shopping center. These changes were partially offset by a gain on forgiveness of debt and decreases in depreciation, amortization and management and leasing expenses.

The Partnership's total income decreased $481,666 from $7,907,735 in 1994 to $7,426,069 in 1995. The change in total income consisted of a decrease in rental income of $248,710 from $6,537,318 in 1994 to $6,288,608 in 1995 and a decrease in tenant reimbursement income of $232,956 from $1,370,417 in 1994 to $1,137,461 in 1995. Five of the
Partnership's eleven shopping centers had decreases in rental income, including significant decreases at Tarrytown Mall of $178,033 and Quality Center of $166,374. Nine of the shopping centers had decreases in tenant reimbursement income including significant decreases at Tarrytown Mall of $79,604 and Lynnwood Place of $75,696. The decreases in rental income and tenant reimbursement income at Tarrytown Mall were primarily the result of the decline in income recorded with respect to the Wholesale Depot lease obligations, as well as a 2% decrease in Tarrytown Mall's leased percentage.
Tarrytown Mall was 64% and 66% leased at December 31, 1995 and 1994, respectively. The decrease in rental income at Quality Center was due to the loss of a number of tenants at the center. However, Quality Center's leased percentage increased 11% to 70% leased at December 31, 1995 from 59% at December 31, 1994. The increase of 11% in 1995 primarily resulted from the addition of two tenants leasing an aggregate of 12,482 square feet, partially offset by the loss of one tenant which leased 5,885 square feet. Two tenants which leased 11,132 square feet vacated Quality Center in December 1994. The decrease in tenant reimbursement income at Lynnwood Place can be attributed to a reduction in real estate tax tenant reimbursements and to adjustments for prior year accruals. Lynnwood Place was 98% leased at December 31, 1995, a decrease of 2% from December 31, 1994.

These decreases in rental income and tenant reimbursement income were partially offset by increases in rental income at six shopping centers, including an increase of $78,183 at Jackson Heights and increases in tenant reimbursement income at two shopping centers. The increase in tenant reimbursement income at Jackson Heights was primarily due to leasing activity during 1994 at the shopping center. Jackson Heights was 99% leased at December 31, 1995 and 1994.

The following changes in leased percentages also contributed to changes in rental income and tenant reimbursement income during the year. Berkeley Square, Holiday and Highlandtown Village were 95%, 90% and 100% leased, respectively, at December 31, 1995. This represented increases of 12% at Berkeley Square, 6% at Holiday and 2% at Highlandtown Village compared to December 31, 1994. The 12% increase at Berkeley Square primarily resulted from the addition of three tenants leasing an aggregate of 13,456 square feet. Edgewood Plaza and Woodlawn remained unchanged at December 31, 1995 at 100% and 93% leased, respectively. Cloister was 90% leased at December 31, 1995, a decrease of 10% from December 31, 1994. The 10% decline primarily resulted from the loss of three tenants which leased an aggregate of 5,329 square feet. The Partnership's aggregate portfolio was 84% leased at December 31, 1995 and 1994. The Partnership's shopping center portfolio at December 31, 1995 represented ten centers with approximately 1,034,000 leasable square feet after the sale of Orchard Square on December 29, 1995. The portfolio at December 31, 1994 represented eleven shopping centers with approximately 1,120,000 square feet.

Total operating expenses increased $1,103,513 from $9,635,653 in 1994 to $10,739,166 in 1995. The increase in total operating expenses can primarily be attributed to a higher write-down of assets in 1995 compared to 1994 and an increase in other expenses. These increases were partially offset by declines in depreciation and amortization expenses.

In the fourth quarter of 1995, the Partnership recorded a charge of $2,606,156 to reflect the Partnership's revised estimate of net realizable value of Tarrytown Mall based on the decline in the appraisal value to a level below the outstanding balance of the mortgage debt on the property. The $2,606,156 represents the sum of the difference of $2,542,295 between the net book value of Tarrytown Mall's land, building and improvements and the balance of the mortgage debt and accrued interest as of December 31, 1995, plus the write-off of $63,861 in tenant rent receivables related to the recording of rental income on a straight-line basis.

In the fourth quarter of 1994, the Partnership wrote down assets totalling $1,587,746 related to Tarrytown Mall and Holiday Shopping Center. The Partnership recorded a net charge of $1,047,746 for the write-down of leasehold improvements related to Wholesale Depot, a former anchor tenant which leased 79,066 square feet at Tarrytown Mall. The additional charge of $540,000 in 1994 represented an adjustment to the carrying value of Holiday to the Partnership's revised estimate of the center's net realizable value. This write-down reflected the Partnership's intention to offer this property for sale in 1995.

Other expenses increased $258,329 from $675,601 in 1994 to $933,930 in 1995. The increase can be attributed to the following changes: (i) $64,308 incurred for financing fees in 1995 at Orchard Square related to the Partnership's attempt to obtain a new mortgage loan; (ii) an increase in administrative expense at Quality Center of $63,472; (iii) increases in legal expenses at Tarrytown Mall and Quality Center of $37,517 and $21,874, respectively, and (iv) $30,000 recorded in 1995 for the estimated environmental remediation work required at Edgewood. The increase in administrative expense at Quality Center was primarily due to an adjustment in the marketing fund as a result of a decline in tenant contributions for this period and prior periods based on occupancy at the property. The increase in legal expense at Tarrytown Mall was related to the bankruptcy of Wholesale Depot and lease negotiations with a potential tenant for the Wholesale Depot space. The increase in legal expense at Quality Center was related to unsuccessful negotiations with a potential buyer.

Depreciation expense decreased $86,761 from $1,685,458 in 1994 to $1,598,697 in 1995. This decrease was primarily the result of the write-down of the leasehold improvements related to Wholesale Depot at Tarrytown Mall in the fourth quarter of 1994.

Amortization expense decreased $51,430 from $143,540 in 1994 to

$92,110 in 1995. The decrease can be attributed to a decline in amortization expense at Lynnwood Place of $29,217 due to full amortization of loan costs in the second quarter of 1994 and a decline at Orchard Square of $29,620 due to the full amortization of loan costs in December 1994.

The aggregate provision for doubtful accounts was $194,554 in 1994 and $172,159 in 1995. The provision related to Tarrytown Mall was lower by $78,812 in 1995 as compared to 1994.

1994 Compared to 1993

The Partnership reported an increase in net loss of $1,025,295 from a net loss of $691,862 in 1993 to a net loss of $1,717,157 in 1994. The significant factors contributing to the increased net loss in 1994 were the write-down of assets of $1,587,746; increases in interest expense, depreciation, management and leasing and repairs and maintenance; a higher provision for doubtful accounts; and a decline in other income. These changes were partially offset by increases in rental income and tenant reimbursement income and declines in real estate taxes and utilities expenses.

The Partnership's total income increased $894,067 from $7,013,668 in 1993 to $7,907,735 in 1994. The change in total income consisted of an increase in rental income of $613,394 from $5,923,924 in 1993 to $6,537,318 in 1994 and an increase in tenant reimbursement income of $280,673 from $1,089,744 in 1993 to $1,370,417 in 1994. Nine of the
Partnership's eleven shopping centers had increases in rental income, including significant increases at Tarrytown Mall of $359,025 and Lynnwood Place of $90,504. Ten of the shopping centers had increases in tenant reimbursement income including significant increases at Tarrytown Mall of $147,551 and Highlandtown Village of $41,828. The increases in rental income and tenant reimbursement income at Tarrytown Mall were primarily the result of the addition of Wholesale Depot in December 1993, which was partially offset by a decline in receipts of $116,742 from the Buyers' Market. However, Tarrytown's leased percentage decreased 21% to 66% at December 31, 1994 from 87% at December 31, 1993 primarily due to the loss of Wholesale Depot which rejected its lease on October 7, 1994. The increase in rental income at Lynnwood Place and the increase in tenant reimbursement income at Highlandtown Village were primarily due to increases in the shopping centers' leased percentages. Lynnwood Place was 100% leased at December 31, 1994, an increase of 4% from December 31, 1993. Highlandtown Village was 98% leased at December 31, 1994, an increase of 8% from December 31, 1993.

The following changes in leased percentages also contributed to changes in rental income and tenant reimbursement income during the year. Cloister, Woodlawn, Jackson Heights and Holiday were 100%, 93%, 99% and 84% leased, respectively, at December 31, 1994. This represented increases of 3% at Cloister, 8% at Woodlawn, 5% at Jackson Heights and 3% at Holiday compared to December 31, 1993. Edgewood

Plaza remained unchanged at December 31, 1994 at 100% leased. Orchard Square, Berkeley Square and Quality Center were 94%, 83% and 59% leased, respectively, at December 31, 1994. This represented declines of 1% at Orchard Square, 9% at Berkeley Square, and 17% at Quality Center. The decline at Quality Center primarily resulted from the loss of two tenants which together occupied 11,132 square feet. The Partnership's aggregate portfolio was 84% leased at December 31, 1994, a decrease of 6% from December 31, 1993. This decline was primarily due to the loss of Wholesale Depot at Tarrytown Mall. Wholesale Depot rejected its lease October 7, 1994.

Total operating expenses increased $1,897,887 from $7,737,766 in 1993 to $9,635,653 in 1994. The increase in total operating expenses can be attributed to the write-down of assets, increases in interest expense, depreciation, management and leasing, and repairs and maintenance and a higher provision for doubtful accounts in 1994 as compared to 1993. These increases were partially offset by declines in real estate taxes and utilities expenses.

In the fourth quarter of 1994, the Partnership wrote down assets totalling $1,587,746 related to Tarrytown Mall and Holiday. The Partnership recorded a net charge of $1,047,746 for the write-down of leasehold improvements related to Wholesale Depot at Tarrytown Mall. The write-down reflects the loss of Wholesale Depot which filed for reorganization under the U.S. Bankruptcy Code in May 1994. The Partnership recorded an additional charge of $540,000 to adjust the carrying value of Holiday to its estimated net realizable value, since it was the Partnership's intention to offer the property for sale in 1995.

Interest expense increased $104,945 from $3,072,212 in 1993 to $3,177,157 in 1994. The net increase is primarily attributable to an increase at Tarrytown Mall of $116,279. The increase at Tarrytown Mall was due to the additional debt of $2,640,940 obtained on January 19, 1994, offset by the retirement of $1,102,392 of the existing first trust debt.

Depreciation expense increased $87,414 from $1,598,044 in 1993 to $1,685,458 in 1994. This increase was primarily the result of an increase at Tarrytown Mall of $77,348 which was predominantly attributable to depreciation related to the construction and other costs of the Wholesale Depot and Montgomery Ward spaces.

Repairs and maintenance increased $110,150 from $770,402 in 1993 to $880,552 in 1994. A significant change in repairs and maintenance expense during the year included an increase at Highlandtown Village of $31,264.

Real estate tax expense decreased $46,357 from $713,728 in 1993 to $667,371 in 1994. The significant change in real estate taxes contributing to the net decrease was a decrease in real estate taxes at Lynnwood Place of $57,839 as a result of a reduced assessment for 1994.

The aggregate provision for doubtful accounts was higher by $86,058 from $108,496 in 1993 to $194,554 in 1994. The provisions related to Tarrytown Mall and Quality Center were higher by $65,996 and $31,386, respectively, in 1994 as compared to 1993.

Other expenses decreased $66,936 from $742,537 in 1993 to $675,601 in 1994. This decrease was primarily the result of a decrease in utilities expense related to a significant reduction of the Buyers' Market space at Tarrytown Mall. Utilities expense related to the Buyers' Market decreased $40,554 from $56,768 in 1993 to $16,214 in 1994. The space available for the Buyers' Market was significantly reduced during the third quarter of 1993.

Shopping Center by Shopping Center Analysis of Material Changes in the Results of Operations for the Three Years Ended December 31, 1995

The following discussion reflects changes in the specific elements of income or expense with respect to the Partnership's centers during the three years ended December 31, 1995. For purposes of the following analysis, rental income consists of rents paid by tenants occupying space in each shopping center and rental income accrued for adjustments for rent abatements and scheduled rent increases.

Woodlawn Village: Net loss decreased to $51,281 in 1995 from $61,230 in 1994. Net loss was $59,112 in 1993. Changes in individual elements of income and expenses during 1995 and 1994 were not significant to the Partnership considered as a whole.

Rental income increased 4% to $283,557 in 1995 from $272,047 in 1994. Rental income was $276,461 in 1993. As of December 31, 1995 and 1994, Woodlawn Village was approximately 93% leased. Woodlawn Village was approximately 85% leased as of December 31, 1993.

Lynnwood Place: Net loss increased to $201,574 in 1995 from $185,286 in 1994. Net loss was $390,619 in 1993. The increase in net loss in 1995 can primarily be attributed to a decrease in tenant reimbursement income, offset in part by a decline in interest and amortization expenses. The decrease in tenant reimbursement income at Lynnwood Place can be attributed to a reduction in real estate tax tenant reimbursements and to adjustments for prior year accruals. The decline in net loss in 1994 can primarily be attributed to an increase in rental income and decreases in real estate taxes and amortization expense. The decline in Lynnwood Place's taxes is due to a reduced assessment for 1994. Amortization expense declined since certain loan costs related to Lynnwood Place's mortgage became fully amortized in July 1994 when the mortgage matured.

Rental income increased approximately 2% to $789,924 in 1995 from

$778,111 in 1994. Rental income was $697,584 in 1993. As of December 31, 1995, Lynnwood Place was approximately 98% leased, a decrease from 100% as of December 31, 1994. Lynnwood was approximately 96% leased as of December 31, 1993. The increases in rental income in 1995 and 1994 are primarily attributable to changes in occupancy.

Highlandtown Village: Net income increased to $34,102 in 1995 from $17,262 in 1994. This center reported net loss of $11,011 in 1993. The increase in net income in 1995 can be attributed to a decrease in total expenses, offset in part by a decline in total income. Tenant reimbursement income decreased $32,321 to $237,287 in 1995 from $269,608 in 1994. The decrease in net loss in 1994 can primarily be attributed to increases in rental and tenant reimbursement income which were partially offset by an increase in repairs and maintenance expense. Repairs and maintenance expense increased $31,264 to $96,999 in 1994 from $65,735 in 1993 due primarily to expenses related to security and the parking lot.

Rental income increased approximately 5% to $558,979 in 1995 from $534,605 in 1994. Rental income was $511,372 in 1993. As of December 31, 1995, Highlandtown Village was approximately 100% leased, an increase from 98% as of December 31, 1994. Highlandtown Village was 90% leased as of December 31, 1993. The changes in rental income in 1995 and 1994 are primarily attributable to changes in occupancy.

Jackson Heights: Net income increased to $113,131 in 1995 from $49,974 in 1994. Net income was $19,959 in 1993. The increases in net income in 1995 and 1994 can primarily be attributed to increases in rental income.

Rental income increased approximately 13% to $661,478 in 1995 from $583,295 in 1994. Rental income was $547,521 in 1993. As of December 31, 1995 and 1994, Jackson Heights was approximately 99% leased. Jackson Heights was approximately 94% leased as of December 31, 1993. The increase in rental income in 1995 and 1994 can primarily be attributed to changes in occupancy.

Holiday: This center reported net income of $27,249 in 1995, net loss of $511,444 in 1994 and net loss of $8,490 in 1993. The increase in net income in 1995 and the increase in net loss in 1994 can primarily be attributed to the write-down of assets of $540,000 in 1994 to adjust the carrying value of Holiday to its estimated net realizable value, since it was the Partnership's intention to offer the property for sale in 1995. There were no comparable adjustments in 1995 or 1993.

Rental income decreased approximately 1% to $187,163 in 1995 from $189,508 in 1994. Rental income was $165,270 in 1993. As of December 31, 1995, Holiday was approximately 90% leased, an increase from approximately 84% as of December 31, 1994. Holiday was approximately 81% leased as of December 31, 1993. The changes in rental income in

1995 and 1994 are primarily attributable to changes in occupancy.

Orchard Square: Net income decreased to $48,467 in 1995 from net income of $204,269 in 1994. Net income was $186,478 in 1993. The decline in net income in 1995 can be attributed to a decrease in total income of $70,538 and an increase in other expenses of $97,988. The increase in net income in 1994 can primarily be attributed to an increase in rental income.

Rental income decreased approximately 5% to $809,395 in 1995 from $854,531 in 1994. Rental income was $828,117 in 1993. As of December 31, 1994, Orchard Square was approximately 94% leased, a decrease from approximately 95% as of December 31, 1993. The decrease in rental income in 1995 can be attributed to changes in occupancy and an increase in rental abatements as a result of A&P closing its store in August 1994. The increase in rental income in 1994 can be attributed to changes in occupancy and increases in tenant rental rates as a result of annual lease increases.

Cloister: Net income decreased to $68,375 in 1995 from $97,450 in 1994. Net income was $30,911 in 1993. The decrease in net income in 1995 can primarily be attributed to an increase in interest expense of $29,431 due to adjustments in the interest rate on the Cloister mortgage which floats at prime plus 1.25%. The increase in net income in 1994 can primarily be attributed to an increase in total rental and tenant reimbursement income. Total income increased $57,200 to $559,146 in 1994 from $501,946 in 1993.

Rental income increased approximately 2% to $409,231 in 1995 from $402,227 in 1994. Rental income was $364,217 in 1993. As of December 31, 1995, Cloister was approximately 90% leased, a decrease from 100% as of December 31, 1994. Cloister was 97% leased at December 31, 1993. The changes in rental income in 1995 and 1994 are primarily attributable to changes in occupancy.

Edgewood: Net income decreased to $105,306 in 1995 from $162,054 in 1994. Net income was $166,554 in 1993. The decrease in net income in 1995 can primarily be attributed to interest expense recorded in 1995 of $33,848 and a $30,000 charge recorded in 1995 for the estimated environmental remediation work required at Edgewood. The mortgage loan on Edgewood was secured in September 1995. The center was previously unencumbered. There was no comparable environmental expense in 1994. Changes in individual elements of income and expenses during 1994 in comparison to 1993 were not significant to the Partnership considered as a whole.

Rental income increased approximately 4% to $291,664 in 1995 from $281,654 in 1994. Rental income was $276,151 in 1993. As of December 31, 1995, 1994, and 1993, Edgewood was 100% leased. The changes in rental income in 1995 and 1994 are primarily attributable to changes in rental rates.

Tarrytown Mall: Net loss increased to $2,940,495 in 1995 from $1,286,716 in 1994. Net loss was $499,456 in 1993. The increase in net loss in 1995 can be attributed to a write-down of assets of $2,606,156 in 1995 in comparison to $1,047,746 in 1994 and declines in rental and tenant reimbursement income. Rental and tenant reimbursement income decreased $257,637 to $1,316,361 in 1995 from $1,573,998 in 1994. The decreases in income were primarily the result of the decline in income recorded with respect to the Wholesale Depot lease obligations. These changes contributing to the increased net loss in 1995 were partially offset by decreases in depreciation expense and a lower provision for doubtful accounts. Depreciation expense decreased $93,111 to $337,005 in 1995 from $430,116 in 1994.
The decline in depreciation expense was primarily the result of the write-down of the leasehold improvements related to Wholesale Depot at Tarrytown Mall in the fourth quarter of 1994. The provision for doubtful accounts was $16,848 in 1995 which was lower by $78,812 in comparison to $95,660 in 1994.

The increase in net loss in 1994 can primarily be attributed to the write-down of leasehold improvements net of accumulated depreciation related to Wholesale Depot of $1,047,746 in 1994 and increases in interest, depreciation and amortization expenses and a higher provision for doubtful accounts. Interest expense increased $116,279 to $644,161 in 1994 from $527,882 in 1993 due to the additional debt of $2,640,940 obtained on January 19, 1994, offset by the retirement of $1,102,392 of the existing first trust debt. Depreciation expense increased $77,348 to $430,116 in 1994 from $352,768 in 1993 primarily due to depreciation related to the construction and other costs of the Wholesale Depot and Montgomery Ward spaces. Amortization expense was $30,161 in 1994 due to amortization of deferred financing costs related to the loan closing on January 19, 1994. The provision for doubtful accounts was $95,660 in 1994 in comparison to $29,664 in 1993. These changes contributing to the increased net loss in 1994 were partially offset by an increase in rental and tenant reimbursement income and a decline in utilities expense. Tenant reimbursement income increased $147,551 to $295,193 in 1994 from $147,642 in 1993 primarily due to the addition of Wholesale Depot in December 1993. Utilities expense decreased $46,004 to $140,082 in 1994 from $186,086 in 1993 primarily due to a significant reduction of the Buyers' Market space at Tarrytown Mall in the third quarter of 1993.

Rental income decreased approximately 14% to $1,100,772 in 1995 from $1,278,805 in 1994. Rental income was $914,201 in 1993. As of
December 31, 1995, Tarrytown was approximately 64% leased, a decrease from approximately 66% leased as of December 31, 1994. Tarrytown was 87% leased as of December 31, 1993. The decrease in rental income in 1995 was primarily the result of the bankruptcy of Wholesale Depot. The increase in rental income in 1994 was primarily the result of the addition of Wholesale Depot in December 1993.

Berkeley Square: Net loss increased to $62,125 in 1995 from $22,478 in 1994. Net loss was $56,387 in 1993. The increase in net loss in 1995 can primarily be attributed to a decline in total rental and tenant reimbursement income and an increase in repairs and maintenance expense. The decrease in net loss in 1994 can primarily be attributed to an increase in rental income.

Rental income decreased approximately 4% to $467,588 in 1995 from $485,623 in 1994. Rental income was $456,001 in 1993. As of December 31, 1995, Berkeley Square was approximately 95% leased, an increase from approximately 83% leased as of December 31, 1994. Berkeley Square was 92% leased at December 31, 1993. The decrease in rental income in 1995 and the increase in 1994 is primarily attributable to changes in occupancy and the sale of a pad site in 1995. The 12% increase in the center's leased percentage from 1994 to 1995 primarily resulted from the addition of three tenants leasing an aggregate of 13,456 square feet. Berkeley Square's leased percentage decreased from 1993 to 1994 primarily due to the loss of two tenants leasing 11,426 square feet in the second and third quarters of 1994.

Quality Center: Net loss increased to $282,291 in 1995 from $36,032 in 1994. This center reported net income of $30,804 in 1993. The increase in net loss in 1995 can be attributed to a decline in rental income and an increase in administrative expense. Administrative expense increased $63,472 to $73,622 in 1995 from $10,150 in 1994 primarily due to an adjustment in the marketing fund as a result of a decline in tenant contributions for this period and prior periods based on occupancy at the property. The increase in net loss in 1994 can primarily be attributed to a decrease in rental income and a higher provision for doubtful accounts. The provision for doubtful accounts was higher by $31,386 in 1994 in comparison to 1993.

Rental income decreased approximately 27% to $455,963 in 1995 from $622,337 in 1994. Rental income was $647,348 in 1993. As of December 31, 1995, Quality Center was approximately 70% leased, an increase from approximately 59% leased as of December 31, 1994. Quality Center was 76% leased at December 31, 1993. The decreases in rental income in 1995 and 1994 are primarily attributable to changes in occupancy. Two tenants paying aggregate annual rents of $121,833 vacated Quality Center in December 1994. Four tenants paying aggregate annual rents of $154,453 vacated Quality Center during 1993. A competing shopping center located one mile west of Quality Center re-opened, after extensive renovations, in April 1993. A second shopping center competing with Quality Center, Rockvale Square, added approximately 125,000 square feet of retail outlet space in 1993 and 1994. Rockvale Square is located directly across U.S. Route 30 from Quality Center.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Financial Statement Schedules



                                                                Page

      Report of Independent Public Accountants....................36

      Financial Statements:
        Balance Sheets............................................37
        Statements of Operations..................................38
        Statements of Partners' Equity............................39
        Statements of Cash Flows..................................40
        Notes to Financial Statements.............................41

      Financial Statement Schedules:
        Schedule II   - Valuation and Qualifying Account..........50
        Schedule III  - Real Estate and Accumulated Depreciation
                        and Notes to Schedule.....................51
        Schedule IV   - Mortgage Loans on Real Estate and Notes to
                        Schedule..................................54




All other schedules are omitted since they are not required, are not applicable, or the financial information required is included in the financial statements or the notes thereto.

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
Mid-Atlantic Centers Limited Partnership:


We have audited the accompanying balance sheets of MID-ATLANTIC CENTERS LIMITED PARTNERSHIP (a Maryland limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedules referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mid-Atlantic Centers Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                          /s/ ARTHUR ANDERSEN L.L.P.



Baltimore, Maryland
February 2, 1996

                         MID-ATLANTIC CENTERS LIMITED PARTNERSHIP

                                     BALANCE SHEETS
                               December 31, 1995 and 1994



                                                        1995              1994
                                                    ------------      ------------
ASSETS
Investment in real estate held for lease, at cost:
      Land                                            $9,124,457        $11,803,791
      Buildings and improvements                      43,934,858         49,387,790
                                                    ------------       ------------
                                                      53,059,315         61,191,581
      Less - accumulated depreciation                (13,271,409)       (10,658,778)
                                                    ------------       ------------
                                                      39,787,906         50,532,803
Cash and cash equivalents                              1,664,994            384,181
Tenant accounts receivable, net of allowance for
   doubtful accounts ($326,673 in 1995 and
   $353,507 in 1994)                                     791,031          1,380,921
Prepaid expenses and other assets                      1,098,187            681,024
Intangible assets, net of accumulated amortization
   ($935,235 in 1995 and $966,779 in 1994)               222,427            239,305
                                                    ------------       ------------
         Total assets                                $43,564,545        $53,218,234
                                                    ============       ============

          LIABILITIES AND PARTNERS' EQUITY

Long-term debt, including current maturities         $29,130,611        $35,285,891
Accounts payable and accrued expenses                    211,208             61,093
Cash flow protector loans                                789,203            789,203
Interest payable                                         683,682            488,734
Prepaid rents and security deposits                      203,141            240,888
Due to related parties                                    90,903            118,163
                                                    ------------       ------------
         Total liabilities                            31,108,748         36,983,972

General partners and assignor limited partner            501,599             (9,076)
Assignee limited partners (1,200,000 units
   authorized, issued and outstanding)                11,954,198         16,243,338
                                                    ------------       ------------
         Total partners' equity                       12,455,797         16,234,262
                                                    ------------       ------------
         Total liabilities and partners' equity      $43,564,545        $53,218,234
                                                    ============       ============









        The accompanying notes are an integral part of these balance sheets.

                     MID-ATLANTIC CENTERS LIMITED PARTNERSHIP

                              STATEMENTS OF OPERATIONS
                 for the years ended December 31, 1995, 1994, and 1993

                                                1995          1994          1993
                                           ------------  ------------  ------------
Income:
  Rental income                              $6,288,608    $6,537,318    $5,923,924
  Tenant reimbursement income                 1,137,461     1,370,417     1,089,744
                                           ------------  ------------  ------------
        Total income                          7,426,069     7,907,735     7,013,668
                                           ------------  ------------  ------------
Operating expenses:
  Interest expense                            3,188,433     3,177,157     3,072,212
  Write-down of assets                        2,606,156     1,587,746          -
  Depreciation                                1,598,697     1,685,458     1,598,044
  Repairs and maintenance                       880,272       880,552       770,402
  Real estate taxes                             681,870       667,371       713,728
  Management and leasing to related parties     428,756       456,981       410,231
  Insurance                                     156,783       166,693       170,918
  Provision for doubtful accounts               172,159       194,554       108,496
  Amortization                                   92,110       143,540       151,198
  Other expenses                                933,930       675,601       742,537
                                           ------------  ------------  ------------
     Total operating expenses                10,739,166     9,635,653     7,737,766
                                           ------------  ------------  ------------
Loss from rental operations                  (3,313,097)   (1,727,918)     (724,098)

Other income (expenses):
   Loss on sale of shopping center           (2,271,249)         -             -
   Gain on sale of pad site                     171,877          -             -
   Interest income                               31,102        10,761         1,787
   Other income                                    -             -           30,449
                                           ------------  ------------  ------------
Net loss before extraordinary item           (5,381,367)   (1,717,157)     (691,862)
Extraordinary gain related to
   forgiveness of debt                        1,602,902          -             -
                                           ------------  ------------  ------------
Net loss                                    $(3,778,465)  $(1,717,157)  $  (691,862)
                                           ============  ============  ============
Net gain (loss) allocated to
   general partners                         $   510,675   $   (17,172)  $    (6,919)
                                           ============  ============  ============
Net loss allocated to assignee
   limited partners                         $(4,289,140)  $(1,699,985)  $  (684,943)
                                           ============  ============  ============
Net loss allocated to assignee limited
   partners per unit: (1,200,000 units
   issued and outstanding)
   Net loss before extraordinary item           $ (4.57)      $ (1.42)      $ (0.57)
   Extraordinary gain                              1.00           -             -
   Net loss                                    --------      --------      --------
                                                $ (3.57)      $ (1.42)      $ (0.57)
                                               ========      ========      ========

          The accompanying notes are an integral part of these statements.

                           MID-ATLANTIC CENTERS LIMITED PARTNERSHIP

                                  STATEMENT OF PARTNERS' EQUITY
                     for the years ended December 31, 1995, 1994 and 1993


                                       Assignee      Assignor       Total
                                        General       Limited     Limited     Partners'
                                       Partners      Partners     Partner      Equity
                                    -----------  ------------  -----------  ------------
Partners' equity, December 31, 1992  $   14,938   $18,628,266         $ 77   $18,643,281
   Net loss                              (6,919)     (684,943)          -       (691,862)
                                    -----------  ------------  -----------  ------------

Partners' equity, December 31, 1993       8,019    17,943,323           77    17,951,419
   Net loss                             (17,172)   (1,699,985)          -     (1,717,157)
                                    -----------  ------------  -----------  ------------

Partners' equity, December 31, 1994      (9,153)   16,243,338           77    16,234,262
   Net loss                             510,675    (4,289,140)          -     (3,778,465)
                                    -----------  ------------  -----------  ------------

Partners' equity, December 31, 1995  $  501,522   $11,954,198         $ 77   $12,455,797
                                    ===========  ============  ===========  ============





























             The accompanying notes are an integral part of these statements.

                         MID-ATLANTIC CENTERS LIMITED PARTNERSHIP

                                  STATEMENTS OF CASH FLOWS
                  for the years ended December 31, 1995, 1994, and 1993

                                                    1995          1994          1993
                                                ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                      $(3,778,465)  $(1,717,157)  $  (691,862)
                                                ------------  ------------  ------------
   Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Depreciation and amortization                 1,690,807     1,828,998     1,749,242
     Write-down of assets                          2,606,156     1,587,746          -
     Forgiveness of debt                          (1,602,902)         -             -
     Loss on sale of shopping center               2,271,249          -             -
     Gain on sale of pad site                       (171,877)         -             -
   Changes in operating assets and liabilities:
     Decrease (increase) in tenant accounts
       receivable, net                               240,256      (296,552)     (116,012)
     Decrease in prepaid expenses and other
       assets, net                                    14,004        49,988        77,022
     Increase (decrease) in accounts payable
       and accrued expenses                          112,368    (1,507,895)    1,279,717
     Increase in interest payable, net of noncash
       transactions of $29,558 in 1995               224,506        48,799       127,607
     Increase (decrease) in due to related parties   (27,260)       22,344        (9,777)
                                                ------------  ------------  ------------
          Total adjustments                        5,357,307     1,733,428     3,107,799
                                                ------------  ------------  ------------
   Net cash provided by operating activities       1,578,842        16,271     2,415,937
                                                ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Improvements of real estate                      (504,523)     (275,186)   (2,064,337)
   Proceeds from sale of real estate               5,294,826          -             -
   Establishment of capital improvement escrow      (289,617)         -             -
   Assigned certificate of deposit for capital
     improvements                                    (11,550)         -             -
                                                ------------  ------------  ------------
   Net cash provided by (used in) investing
     activities                                    4,489,136      (275,186)   (2,064,337)
                                                ------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                    1,400,000     2,640,940          -
   Retirement of long-term debt                   (4,937,500)   (1,102,392)         -
   Principal payments on long-term debt             (769,436)     (781,393)     (475,950)
   Financing fees                                   (350,229)      (86,488)     (110,812)
   Establishment of mortgage escrow deposits        (130,000)     (206,148)         -
   Payment of deferred interest                         -         (150,000)         -
   Assigned certificate of deposit to lender            -          (25,000)      (50,000)
                                                ------------  ------------  ------------
   Net cash provided by (used in) financing
     activities                                   (4,787,165)      289,519      (636,762)
                                                ------------  ------------  ------------
Net increase (decrease) in cash and cash
   equivalents                                     1,280,813        30,604      (285,162)
Cash and cash equivalents at beginning of period     384,181       353,577       638,739
                                                ------------  ------------  ------------
Cash and cash equivalents at end of period       $ 1,664,994      $384,181      $353,577
                                                ============  ============  ============

              The accompanying notes are an integral part of these statements.

          MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                Notes to Financial Statements
                         December 31, 1995
                         -----------------

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Mid-Atlantic Centers Limited Partnership (the "Partnership") was organized under the laws of the State of Maryland on December 16, 1986. The Partnership was formed to acquire, hold, lease and ultimately sell income-producing community and neighborhood shopping centers.

The following is a summary of the significant accounting policies followed in the preparation of the Partnership's financial statements.

LAND, BUILDINGS and IMPROVEMENTS. The cost of land, buildings and improvements are capitalized, while expenditures for maintenance and repairs are charged to operations as incurred. Depreciation is computed using the straight-line method based on the estimated useful lives of the respective assets.

AMORTIZATION. Deferred financing costs are amortized over the term of the respective mortgage loans using the straight-line method.

Deferred leasing commissions are amortized over the term of the respective tenant leases using the straight-line method.

INCOME TAXES. No provision for or benefit from income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

RENTAL INCOME. Certain leases provide for either abatement of rents or scheduled rent increases over the life of the lease. Rental income is recorded on a straight-line basis of equal monthly payments over the respective terms of such leases. The receivables related to the recording of rental income on a straight-line basis totalled $313,259 and $682,399 at December 31, 1995 and 1994, respectively.

STATEMENTS OF CASH FLOWS. For purposes of the statements of cash flows, the Partnership considers cash in banks, commercial paper and repurchase agreements with original maturities of less than three months to be cash and cash equivalents.

USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

              MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                     Notes to Financial Statements
                           -----------------

NOTE B - PARTNERS' CAPITAL CONTRIBUTIONS:

The Partnership has two general partners -- Realty Capital IV Limited Partnership and FW Realty Limited Partnership, and one assignor limited partner -- LM Unit Trust, Inc. Each general partner and the assignor limited partner have made capital contributions of $500 and $100, respectively. Under the terms of the Partnership Agreement, the general partners have no obligation to make additional capital contributions to the Partnership, except under certain circumstances upon liquidation.

The assignor limited partner has assigned all of its rights in its limited partnership interests to the assignee limited partners. Total assignee limited partners' contributions in accordance with the Partnership Agreement were $29,997,125 (which excludes volume purchase
discounts of $2,875).   Offering costs of $2,802,312 were funded from
such contributions.

NOTE C - RENTALS UNDER OPERATING LEASES:

The Partnership has leased space in its shopping center properties under noncancellable operating leases. The following table summarizes future minimum rental receipts due on noncancellable operating leases as of December 31, 1995:

                     1996            $4,393,439
                     1997             3,611,497
                     1998             2,810,594
                     1999             1,984,737
                     2000             1,626,006
                     Thereafter       7,288,991
                                    -----------
                                    $21,715,264
                                    ===========

These minimum future rentals do not include additional rent which may be received from tenants for pass-through provisions in leases related to increases in operating expenses and percentage rentals.

                MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                     Notes to Financial Statements
                           -----------------


NOTE D - LONG-TERM DEBT:

Long-term debt consists of the following at December 31, 1995 and 1994:

                                                 1995         1994
                                             -----------  -----------
     Mortgage loan due December 1, 1996 (1)
       Interest at 11.5%                     $1,832,675   $1,852,380
     Mortgage loan due July 10, 1996 (1)
       Interest at 9.00%                      6,320,814    6,396,988
     Mortgage loan due December 21, 1997
       Interest at 10.125%                    3,177,097    3,213,952
     Mortgage loan due March 1, 1999
       Interest at 75% of the lender's
       prime rate, adjusted quarterly, with
       a floor of 6%
       (6.375% at December 31, 1995)            257,922      328,015
     Mortgage loan due on demand
       Interest at 6%                              -       5,832,229
     Mortgage loan due June 1, 1998
       Interest at prime rate plus 1.25%,
       with a floor of 7.25%
       (9.75% at December 31, 1995)           1,494,717    1,545,237
     Mortgage loan due September 12, 1998
       Interest at 10.5%                      2,051,068    2,088,413
     Mortgage loan due September 19, 2000
     Interest at 8.625%                       1,397,333         -
   Mortgage loan due January 1, 1999
       Interest at 8%                         5,384,997    5,384,997
     Mortgage loan due January 1, 1999
       Interest at prime rate plus 1.5%,
       with a floor of 7.5%
       (10% at December 31, 1995)             1,923,940    2,266,940
     Mortgage loan due October 2, 1995
       Interest at 7%                              -         695,500
     Mortgage loan due December 31, 1997 (2)
       Interest at 10.13%                     1,454,215    1,826,762
     Mortgage loan due February 1, 1997 (3)
       Interest at 10.625%                    3,835,833    3,854,478
                                            -----------  -----------
                                            $29,130,611  $35,285,891
                                            ===========  ===========

  (1) - The Partnership currently anticipates the lenders will agree to renew these mortgages.
  (2) - This mortgage loan has extension options, exercisable by the Partnership, to extend the term of such loan for one year. The interest rate payable during the extension period is adjusted to 2.75% over the one year U.S. Treasury bill.
  (3) - The Quality Center loan was scheduled to mature on February 1, 1996. The lender has agreed to extend the term of this loan for one year, subject to the completion of the required documentation.

                    MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                     Notes to Financial Statements
                           -----------------

NOTE D - LONG-TERM DEBT: (continued)

The mortgage loans are non-recourse obligations secured by deeds of trust on the related real estate held for lease and by assignments of rents. Interest expense of $3,188,433, $3,177,157, and $3,072,212
(including interest paid of $2,993,485, $3,278,358, and $2,944,605, respectively) was incurred on these mortgages for the years ended December 31, 1995, 1994 and 1993, respectively.

The general partners anticipate that the balloon or principal balance payments required on the mortgage loans at maturity will require an extension of the existing mortgage loan or sale or refinancing of the property to which it relates at such time. Maturities of long-term debt as of December 31, 1995 are as follows:

                     1996             $8,934,991
                     1997              9,025,287
                     1998              4,105,895
                     1999              5,744,049
                     2000              1,320,389
                     Thereafter             -

                                     $29,130,611

FORGIVENESS OF DEBT

On December 29, 1995, at the time of sale of Orchard Square Shopping Center, the holder of the Orchard Square mortgage accepted $3,900,000 in satisfaction of its mortgage, the principal balance and accrued interest of which was $5,748,344 and $29,558, respectively. The mortgage was previously due and payable on December 31, 1994. For financial reporting purposes, the forgiveness of principal and accrued interest, net of transaction expenses, was recorded as an extraordinary gain of $1,602,902 in the fourth quarter of 1995.

NOTE E - RELATED PARTY TRANSACTIONS:

MANAGEMENT FEES

In accordance with the Partnership Agreement, management fees (at the rate of 6% of gross leasing receipts) of $428,756, $456,981, and $410,231 in 1995, 1994 and 1993, respectively, were expensed for amounts due to First Washington Management, Inc., an affiliate of FW Realty Limited Partnership, for services rendered in connection with the leasing and operation of the shopping centers. A portion of these fees were paid by First Washington Management, Inc. to Legg Mason Realty Capital, Inc. in consideration of its performance of certain administrative services.

                MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                     Notes to Financial Statements
                           -----------------


NOTE E - RELATED PARTY TRANSACTIONS: (continued)

Amounts Due to Related Parties

At December 31, 1995, $576 and $16,896 were payable to First Washington Management, Inc. and Legg Mason Realty Capital, Inc., respectively, for management fees and reimbursement of operating expenses. At December 31, 1994, $23,536 and $21,196 were payable to First Washington Management, Inc. and Legg Mason Realty Capital, Inc., respectively, for the aforementioned expenses.

The General Partners agreed to lend the Partnership, without interest, up to 50% of the acquisition fees actually paid to them at the time the loan was made in the event the annual cumulative non-compounded return to assignee limited partners fell below 7% of the allocable invested capital for the period from February 1, 1989 through January 31, 1992. In 1990, the General Partners fulfilled their obligation under the cash flow protector provisions. As of December 31, 1995 and 1994, cash flow protector loans totalling $789,203 are payable to FW Realty Limited Partnership in the amount of $599,794 and to Realty Capital IV Limited Partnership in the amount of $189,409. The loans are non-interest bearing and will be repaid from distributable cash flow or sale or refinancing proceeds after the payment of a preferred return equal to a 10% annual cumulative non-compounded return on invested capital to assignee limited partners.

In addition, acquisition fees totalling $73,431 were payable as of December 31, 1995 and 1994 to FW Realty Limited Partnership in the amount of $55,808 and to Realty Capital IV Limited Partnership in the amount of $17,623.

Other

In 1995, 1994 and 1993, the Partnership paid or accrued approximately $25,000, $20,000, and $35,000, respectively, to First Washington Management, Inc. for legal and architectural services related to the renovation, leasing and rent collections of the shopping centers. The Partnership paid or accrued approximately $71,000, $68,000, and $66,000, in 1995, 1994 and 1993, respectively, to Legg Mason Realty Capital, Inc. for reimbursement of operating expenses.

In the fourth quarter of 1995, discussions between Realty Capital IV Limited Partnership on behalf of the Partnership and FWREIT were reopened regarding the possible sale for cash of the Partnership's shopping centers to an affiliate of FWREIT and those discussions are continuing as of the date of the filing of this report. If a sale or disposition of all of the Partnership's properties were to occur, it would be followed by a distribution of net proceeds to partners and liquidation of the Partnership.

            MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                  Notes to Financial Statements
                        -----------------

NOTE E - RELATED PARTY TRANSACTIONS: (continued)

If an agreement is reached with respect to the basic terms of a sale, the consummation of the sale would require negotiation of a definitive agreement and would be subject to obtaining the prior consent of the holders of a majority of the Units and approval of an amendment of the Partnership Agreement to permit the sale of properties to an affiliate of a general partner. There can be no assurance that a transaction will be successfully negotiated, and, if negotiated, that it would be approved by the requisite number of Unitholders and thereafter consummated, which will require satisfaction of various substantive conditions that will be contained in the agreement.

NOTE F - PARTNERSHIP PROFITS, LOSSES AND DISTRIBUTIONS:

All profits and losses prior to the first date on which assignee limited partners were admitted to the Partnership were allocated 99.9% to the general partners and .1% to the assignor limited partner. Upon admission of the assignee limited partners, the interest of the general partners was reduced to 1% and the interest of the assignor limited partner was reduced to zero.

Distributable cash flow is defined in the Partnership Agreement as the sum of all cash receipts from operations and the principal amount of loans from the general partners less disbursements for operating cash expenses. Cash receipts under the master leaseback agreements are treated as operating receipts in determining distributable cash flow.

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

              MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                     Notes to Financial Statements
                           -----------------


NOTE F - PARTNERSHIP PROFITS, LOSSES AND DISTRIBUTIONS: (continued)

Sale or refinancing proceeds are distributed first to meet the debts and obligations of the Partnership and to fund reserves for contingent liabilities to the extent deemed reasonable by the general partners and then to the assignee limited partners and general partners in the order described in section 4.4 of the Partnership Agreement.

Any gain from a sale or refinancing is allocated as follows:
  1. To the assignee limited partners and general partners having negative balances in their capital accounts, prior to distribution of sale or refinancing proceeds, an amount of such gain sufficient to increase their negative balances to zero.
  2. To each assignee limited partner and general partner who has received or will receive a distribution out of the sale or refinancing proceeds, the amount of and in proportion to the excess of such distribution over the positive balance in his capital account, determined after any allocation of gain from a sale or refinancing pursuant to (1) above; and
  3. The balance, 75% to the assignee limited partners and 25% to the general partners.

Any loss from a sale or refinancing shall be allocated 99% to the assignee limited partners and 1% to the general partners.

NOTE G - SALES AND WRITE-DOWNS OF ASSETS

On December 29, 1995, the Partnership sold Orchard Square shopping center to an unrelated third party for a contract price of $5,250,000. At the time of sale, the holder of the Orchard Square mortgage accepted $3,900,000 in satisfaction of its mortgage, the principal balance and accrued interest of which were $5,748,344 and $29,558, respectively. The mortgage on Orchard Square was due and payable on demand. The Partnership recorded the forgiveness of debt, net of transaction expenses, as an extraordinary gain of $1,602,902 in the fourth quarter of 1995. For financial reporting purposes, the Partnership recorded a loss, after transaction expenses, of $2,271,249 in the fourth quarter of 1995 in connection with the sale of the Orchard Square property. For federal income tax purposes, the Partnership recorded a loss, after transaction expenses, of approximately $2,404,000.

On November 17, 1995, the Partnership completed the sale of a pad site at its Berkeley Square property to an existing tenant. The contract price was $217,000, of which $192,000 was applied to pay down the principal balance of the mortgage debt on Berkeley Square. A gain for financial reporting and federal income tax purposes of approximately

                MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                     Notes to Financial Statements
                           -----------------


NOTE G - SALES AND WRITE-DOWNS OF ASSETS: (continued)

$172,000 was recorded in the fourth quarter of 1995 in connection with this sale.

In the fourth quarter of 1995, the Partnership recorded a charge of $2,606,156 to reflect the Partnership's revised estimate of net realizable value of Tarrytown Mall based on the decline in the appraisal value to $6,100,000 which is below the outstanding balance of the mortgage debt and accrued interest on the property. The $2,606,156 represents the sum of the difference of $2,542,295 between the net book value of Tarrytown Mall's land, building and improvements and the balance of the mortgage debt and accrued interest as of December 31, 1995, plus the write-off of $63,861 in tenant rent receivables related to the recording of rental income on a straight-line basis.

In the fourth quarter of 1994, the Partnership wrote down assets totalling $1,587,746 related to Tarrytown Mall and Holiday Shopping Center. The Partnership recorded a net charge of $1,047,746 for the write-down of leasehold improvements related to Wholesale Depot, a former anchor tenant which leased 79,066 square feet at Tarrytown Mall. The leasehold improvements which were placed in service in December 1993 were incurred as a direct result of specifications within the Partnership's lease with Wholesale Depot. Wholesale Depot filed for reorganization under the provisions of Chapter XI of the U.S. Bankruptcy Code in May 1994. Wholesale Depot vacated its space at Tarrytown Mall in late June 1994 and rejected its lease on October 7, 1994.

The additional charge of $540,000 in 1994 represented an adjustment to the carrying value of Holiday to the Partnership's revised estimate of the center's net realizable value. This write-down reflected the Partnership's intention to offer this property for sale in 1995. The $540,000 represented the difference between Holiday's book value as of December 31, 1994 and estimated net realizable value from the sale of the center and operating the center until the sale.

The treatment of these write-downs of assets does not affect cash flow or taxable income (loss) of the Partnership.

             MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                     Notes to Financial Statements
                           -----------------


NOTE H - FEDERAL TAXABLE NET LOSS:

A reconciliation of the financial statement net loss to the federal taxable net loss for the years ended December 31, 1995, 1994 and 1993 is as follows:

                                                        1995         1994        1993
  Financial statement net loss                      ($3,778,465) ($1,717,157)  ($691,862)
  Adjustments:
  -Write-down of assets for financial statement
   purposes                                           2,606,156    1,587,746        -
  -Loss on sale of property                            (132,709)        -           -
  -Costs depreciated over a life longer for income
   tax purposes than financial reporting purposes         7,376       94,897      45,004
  -Rent abatements and scheduled rent increases          19,507      (28,059)    (98,666)
  -Effects of rents collected in advance                (14,335)     (20,162)     43,255
  -Provision for doubtful accounts, net of write-offs   (26,835)     (66,809)    (73,573)
  -Other adjustments                                    (63,023)     (11,179)     (5,928)

  Federal taxable net loss                          ($1,382,328)   ($160,723)  ($781,770)

Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, the amounts reported above may be subject to change at a later date upon final determination by the taxing authorities.

               MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
            SCHEDULE II -  VALUATION AND QUALIFYING ACCOUNT
                      ------------------------


                                                  FOR THE PERIODS ENDED DECEMBER 31,
                                                     1995        1994        1993

  Allowance for doubtful tenant accounts receivable:
    Balance at beginning of period                 $353,507    $420,316    $493,889
    Reserve charges to costs and expenses           172,159     194,554     108,496

    Write-offs during the period                   (198,993)   (261,363)   (182,069)

    Balance at end of period                       $326,673    $353,507    $420,316

                              MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

   Column A           Column B              Column C                      Column D
- ------------------  ------------- -----------------------------  ----------------------------
                                                                 Costs capitalized subsequent
                                   Initial cost to Partnership           to acquisition
Shopping Center/                                   Building &                      Carrying
  Location          Encumbrances      Land       Improvements      Improvements    Costs(1)
- ------------------  ------------- ------------ ----------------  --------------- ------------
Woodlawn Village
Fredericksburg, VA   $1,832,675       $396,805    $2,298,000           $52,898   $ (129,537)

Lynnwood Place
Jackson, TN           6,320,814      1,271,305     7,809,446           211,762     (269,476)

Highlandtown Village
Baltimore, MD         3,177,097      1,048,889     4,414,076            89,388     (112,422)

Jackson Heights
Murfreesboro, TN      2,051,068      1,012,279     4,078,383           707,266         -

Holiday
Collinsville, VA        257,922        250,103     1,139,358           857,926     (579,500)

Cloister
Ephrata, PA           1,494,717        269,773     2,727,707           236,253      (35,000)

Edgewood Plaza
Harford County, MD    1,397,333        525,755     1,133,771           365,472         -

Berkeley Square
Goose Creek, SC       1,454,215        730,113     2,288,132         1,370,540      (40,733)

Tarrytown Mall
Rocky Mount, NC       7,308,937      2,360,955     6,476,200         5,288,708   (1,479,320)

Quality Center
Lancaster, PA         3,835,833      1,662,556     4,899,369            61,653     (329,538)
                    -----------    -----------   -----------       ----------- ------------

TOTALS              $29,130,611     $9,528,533   $37,264,442        $9,241,866  $(2,975,526)
                    ===========    ===========   ===========       =========== ============

Note 1.  CARRYING COSTS ADJUSTMENTS:
- ------------------------------------
For financial reporting purposes, payments received pursuant to master leaseback agreements are treated as an adjustment to the carrying value of the property. Column D - Carrying Costs also includes adjustments to investments in real estate for sales of property or portions thereof and write-downs of assets.

                    MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - (Continued)

   Column A                       Column E               Column F  Column G  Column H Column I
- ------------------  -----------------------------------  --------  --------  -------- --------
                       Gross amount at which carried      Accum-                        Depre-
                          at December 31, 1995 (2)        ulated   Date of              ciable
 Shopping Center/                Building &              Depreci-  Construc-   Date     Life
    Location          Land     Improvements   Totals(4)  ation(3)   tion     Acquired (in yrs)
- ------------------  -------- --------------- ----------  --------  --------  -------- --------
Woodlawn Village
Fredericksburg, VA  $396,758   $2,221,408   $2,618,166    $642,488    1986    12/31/86    31.5

Lynnwood Place
Jackson, TN        1,055,304    7,967,733    9,023,037   2,134,846    1986    07/16/87    31.5

Highlandtown Village
Baltimore, MD      1,048,889    4,391,042    5,439,931   1,156,456    1987    09/16/87    31.5

Jackson Heights
Murfreesboro, TN   1,012,279    4,785,649    5,797,928   1,191,684    1965    09/30/87    31.5

Holiday
Collinsville, VA     250,103    1,417,784    1,667,887     476,102    1967    10/19/87    31.5

Cloister
Ephrata, PA          269,954    2,928,779    3,198,733     714,247    1961    12/30/87    31.5

Edgewood Plaza
Harford County, MD   528,278    1,496,720    2,024,998     300,772    1962    04/14/88    31.5

Berkeley Square
Goose Creek, SC      689,381    3,658,671    4,348,052     783,779    1967    10/03/88    31.5

Tarrytown Mall
Rocky Mount, NC    2,360,955   10,285,588   12,646,543   4,821,964    1963    09/01/88    31.5

Quality Center
Lancaster, PA      1,512,556    4,781,484    6,294,040   1,049,071  1987-88   01/31/89    31.5
                 -----------  -----------  ----------- -----------

TOTALS            $9,124,457  $43,934,858  $53,059,315 $13,271,409
                 ===========  ===========  =========== ===========


(2) - (4) See notes attached.

                MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
   NOTES TO SCHEDULE III -  REAL ESTATE AND ACCUMULATED DEPRECIATION
                 -------------------------------------

NOTE 2.  RECONCILIATION OF REAL ESTATE:

                                          For the period ended December 31,
                                        -------------------------------------
                                            1995         1994         1993
                                        -----------  -----------  -----------
  Balance at beginning of period        $61,191,581  $62,585,715  $60,521,378
                                        -----------  -----------  -----------
  Additions during period:
    Improvements                            504,523      275,186    2,064,337
                                        -----------  -----------  -----------
  Deductions during period:
    Sale of shopping center property     (8,596,056)        -            -
    Sale of land                            (40,733)        -            -
    Write-down of assets                       -      (1,669,320)        -
                                        -----------  -----------  -----------
                                         (8,636,789)  (1,669,320)        -
                                        -----------  -----------  -----------
  Balance at end of period              $53,059,315  $61,191,581  $62,585,715
                                        ===========  ===========  ===========

In 1994, the Partnership wrote down assets totalling $1,669,320 and accumulated depreciation of $81,574. The Partnership recorded a net charge of $1,047,746 for the write-down of leasehold improvements related to Wholesale Depot at Tarrytown Mall. The Partnership recorded an additional charge of $540,000 to adjust the carrying value of Holiday to the Partnership's revised estimate of the center's net realizable value as a result of the expected sale of the center.

NOTE 3.  RECONCILIATION OF ACCUMULATED DEPRECIATION:

                                             For the period ended December 31,
                                           -------------------------------------
                                               1995         1994         1993
                                           -----------  -----------  -----------
  Balance at beginning of period            $10,658,778   $9,054,894   $7,456,850
  Depreciation expense for the period         1,598,697    1,685,458    1,598,044
  Write-down of assets                        2,542,295      (81,574)        -
  Sale of shopping center property           (1,528,361)         -           -
                                            -----------  -----------  -----------
  Balance at end of period                  $13,271,409  $10,658,778   $9,054,894
                                            ===========  ===========  ===========

In the fourth quarter of 1995, the Partnership recorded a charge of $2,542,295 to reflect the Partnership's revised estimate of net realizable value of Tarrytown Mall based on the decline in the appraisal value. The $2,542,295 represents the sum of the difference between the net book value of Tarrytown Mall's land, building and improvements and the balance of the mortgage debt and accrued interest as of December 31, 1995.


NOTE 4.  FEDERAL INCOME TAX COST OF INVESTMENT IN REAL ESTATE
The aggregate cost of land and buildings and improvements for federal income tax purposes is $9,045,687 and $46,311,117, respectively, for a total cost of $55,356,804 at December 31, 1995.

                MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
              SCHEDULE IV -  MORTGAGE LOANS ON REAL ESTATE

        Column A             Column B        Column C                      Column D
- ------------------------   ------------    ------------   ------------------------------------
    Description of                            Final                        Periodic
    Shopping Center          Interest        Maturity                       Payment
  Mortgages/Location           Rate            Date                          Terms
- ------------------------   ------------    ------------   ------------------------------------
First mortgage                                             Level monthly payments of principal
on Woodlawn Village                                             and interest with $1,810,780
Fredericksburg, VA            11.5%          12/01/96            balloon due at maturity (2)

First mortgage                                             Level monthly payments of principal
on Lynnwood Place                                          and interest, with entire principal
Jackson, TN                    9.00%          7/10/96                 due at maturity

First mortgage                                             Level monthly payments of principal
on Highlandtown Village                                           and interest with $3,091,245
Baltimore, MD                 10.125%        12/21/97        balloon due at maturity (3), (4)

First mortgage
on Jackson Heights                                         Level monthly payments of principal
Murfreesboro, TN              10.5%           9/12/98                 and interest (5)

                         75.0% of prime rate
First mortgage           adjusted quarterly,
on Holiday               with a floor of 6%,               Level monthly payments of principal
Collinsville, VA         6.375% at 12/31/95   3/01/99       and interest through maturity (6)

First mortgage          Prime rate plus 1.25%,              Fixed monthly principal payments
on Cloister             with a floor of 7.25%,                 plus interest with balloon
Ephrata, PA               9.75% at 12/31/95   6/01/98               due at maturity

First priority mortgage                      12/31/97,
on Berkeley Square                        with option to   Level monthly payments of principal
Goose Creek, SC              10.13% (7)   extend one year           and interest (8)

First trust mortgage    Prime rate plus 1.5%,                 Monthly payments of principal
on Tarrytown Mall       with a floor of 7.5%,                   and interest with entire
Rocky Mount, NC           10% at 12/31/95     1/01/99            principal due at maturity

                                                        Monthly payments of net cash flow from
Second trust mortgage                                    the property after payment of first
on Tarrytown Mall                                       trust debt service, with principal and
Rocky Mount, NC                8.0%           1/01/99       accrued interest due at maturity

First mortgage
on Edgewood Plaza                                          Level monthly payments of principal
Harford County, MD             8.625%         9/19/00                 and interest

First mortgage
on Quality Center                                          Level monthly payments of principal
Lancaster, PA                 10.625%        2/01/97(9)               and interest

See notes attached.

                MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
              SCHEDULE IV -  MORTGAGE LOANS ON REAL ESTATE - (continued)

        Column A            Column E     Column F      Column G          Column H
- ------------------------   ----------  ------------  ------------  --------------------
                                                                   Principal amount of
    Description of                        Face        Carrying      loans subject to
    Shopping Center          Prior      amount of     amount of    delinquent principal
  Mortgages/Location         Liens      mortgages    mortgages(1)      or interest
- ------------------------   ----------  ------------  ------------  --------------------
First mortgage
on Woodlawn Village
Fredericksburg, VA            None      $1,950,000    $1,832,675         None

First mortgage
on Lynnwood Place
Jackson, TN                   None       6,600,000     6,320,814         None

First mortgage
on Highlandtown Village
Baltimore, MD                 None       3,275,000     3,177,097         None

First mortgage
on Jackson Heights
Murfreesboro, TN              None       2,450,000     2,051,068         None

First mortgage
on Holiday
Collinsville, VA              None         900,000       257,922         None

First mortgage
on Cloister
Ephrata, PA                   None       1,750,000     1,494,717         None

First priority mortgage
on Berkeley Square
Goose Creek, SC               None       1,975,000     1,454,215         None

First trust mortgage
on Tarrytown
Rocky Mount, NC               None       2,640,940     1,923,940         None

Second trust mortgage
on Tarrytown Mall
Rocky Mount, NC               None       6,500,000     5,384,997         None

First mortgage
on Edgewood Plaza
Harford County, MD            None       1,400,000     1,397,333         None

First mortgage
on Quality Center
Lancaster, PA                 None       4,150,000     3,835,833         None
                                       -----------   -----------
Totals                                 $33,590,940   $29,130,611
                                       ===========   ===========

See notes attached.

                      MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
              SCHEDULE IV -  MORTGAGE LOANS ON REAL ESTATE - (continued)

(1)  See Note 1 attached.
(2)  Prepayment penalty: 1996 - 2% of prepayment.
(3) Prepayment penalty of the amount by which the loan rate exceeds the yield on U.S. Treasury Notes with a maturity date closest to the loan maturity date multiplied by the outstanding principle balance due multiplied by the number of years remaining in the original term.
(4) Minimum prepayment of 1% of prepayment unless total payoff is made during the final 60 days of the original loan term.
(5)  Prepayment penalty of 1% of prepayment.
(6) Prepayment penalty of reasonable fees and expenses to be determined at the date of prepayment.
(7) The interest rate changes based on the three year treasury constant maturity as published by the Federal Reserve, plus 2.75%
(8) Prepayment penalty equal to the present value of the difference between interest to be paid on the loan to maturity (or the next Interest Change
     Date) and the interest payments (less 1%) which would be paid on Treasury Securities issued at the rate available on the prepayment date, with the same principal and remaining maturity.
(9)  The Quality Center loan was scheduled to mature on February 1, 1996.
     The lender has agreed to extend the term of this loan for one year, subject to the completion of the required documentation.

                MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
         Notes to SCHEDULE IV -  MORTGAGE LOANS ON REAL ESTATE
                  ----------------------------------


Note 1.   RECONCILIATION OF MORTGAGE LOANS:

                                           For the periods ended December 31,
                                          1995           1994           1993
Balance at beginning of period         $35,285,891    $34,528,736    $35,004,686

Additions during the period:
    Proceeds from long-term debt         1,400,000      2,640,940           -
                                         1,400,000      2,640,940           -

Deductions during period:
    Retirement of long-term debt         4,937,500      1,102,392           -
    Principal payments                     769,436        781,393        475,950
    Forgiveness of debt, before
      transaction and other costs
      of $245,442                        1,848,344           -              -
                                         7,555,280      1,883,785        475,950

Balance at end of period (a)           $29,130,611    $35,285,891    $34,528,736

(a) The carrying amount of mortgages for federal income tax purposes was $29,130,611 at December 31, 1995.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

Identification of Directors and Executive Officers

The Partnership does not have officers or directors. The General Partners of the Partnership are FW Realty Limited Partnership and Realty Capital IV Limited Partnership. The following tables set forth the names, ages and positions held by the directors and executive officers of FW Corporation and LMRC IV, Inc., the respective general partners of the General Partners.

                          Positions Held With              Relationship to FW Realty
       Name                  FW Corporation          Age      Limited Partnership
 William J. Wolfe      President and Director         43        Limited Partner
 Marvin Fabrikant      Vice President and Director    51        Limited Partner
 Stuart D. Halpert     Secretary and Director         53        Limited Partner
 Lester Zimmerman      Treasurer and Director         46        Limited Partner
 Jack E. Spector       Director                       46        Limited Partner

                                                                Relationship to
                        Positions Held With                    Realty Capital IV
        Name                LMRC IV, Inc.             Age      Limited Partnership
 Richard J. Himelfarb    President and Director        54             none
 Gerard F. Petrik, Jr.   Vice President and
                         Director                      37             none
 L. Kay Strohecker       Treasurer                     40             none
 C. Gregory Kallmyer     Secretary                     45             none
 Robert Kleinpaste       Director                      49             none

All of the FW Corporation individuals have served in the capacities indicated above since 1987 (with the exception of Mr. Wolfe who served as Vice President until March 31, 1995 when at that time he became President). The LMRC IV, Inc. individuals have served in the capacities indicated above since 1990 (with the exception of Gerard F. Petrik, Jr. and L. Kay Strohecker who were elected to their respective positions in June 1995). All of the directors and executive officers will continue to serve in their current capacities until their successors are elected and qualified.

The following discussion provides certain information regarding the principal employment and business experience of the executive officers and directors of the General Partners.

Officers and Directors of FW Corporation

William J. Wolfe is President of FW Corporation, having assumed that office on March 31, 1995. He has served as a director of FW

Corporation since 1987 and was a Vice President of that company from 1987 until becoming its President. Mr. Wolfe is President, Chief Executive Officer and a director of First Washington Realty Trust, Inc., a publicly held real estate investment trust formed in 1994. He is also President, Chief Executive Officer and a director of First Washington Management, Inc. Mr. Wolfe is responsible for the day to day operations of the companies and the leasing of First Washington Realty Trust, Inc. and First Washington Management, Inc. properties. He has concentrated on the leasing of newly constructed shopping centers as well as renovations and expansions. Mr. Wolfe was President of JNC Enterprises, a diversified real estate development company, from 1979 until December 1983 when he co-founded First Washington Development Group, Inc. Mr. Wolfe is a member of the International Council of Shopping Centers.

Marvin Fabrikant is Vice President and a director of FW Corporation. Mr. Fabrikant retired from active participation in the operations of FW Corporation in 1991. Prior to joining First Washington Development Group, Inc. in June 1984, Mr. Fabrikant was engaged from 1979 to 1984 in commercial real estate acquisition and development with Fabrikant and Kain, a real estate development firm.

Stuart D. Halpert is Secretary and a director of FW Corporation and Chairman of First Washington Management, Inc. He is Chairman of First Washington Realty Trust, Inc., a publicly held real estate investment trust formed in 1994. Mr. Halpert is involved in the day to day operations of the companies and in project analysis, selection and financing. From 1982 until joining First Washington in June 1984, Mr. Halpert was a practicing attorney with a major Washington, D.C. law firm. Prior to entering the private practice of law, Mr. Halpert served as Counsel to the House Committee on Banking and Currency, United States Congress. Mr. Halpert is a member of the International Council of Shopping Centers.

Lester Zimmerman is Treasurer and a director of FW Corporation and Vice President of First Washington Management, Inc. He is Executive Vice President and a director of First Washington Realty Trust, Inc., a publicly held real estate investment trust formed in 1994. Mr. Zimmerman specializes in market analysis, project selection and sales. He is a licensed real estate broker and has had experience in commercial brokerage, specializing in the sale of major office and apartment projects. Mr. Zimmerman also serves as President and a director of First Capital Realty, Inc., an affiliated entity. Mr. Zimmerman was a real estate broker with Carey Winston, a commercial real estate brokerage company, from 1978 to 1981, and from 1981 until joining First Washington in 1984 was employed as an independent real estate broker.

Jack E. Spector is a director of FW Corporation, having served as a director since 1987. From 1987 to March 31, 1995, he was the President of FW Corporation. Mr. Spector was Executive Vice President of First Washington Management, Inc. from 1984 until March 31, 1995 when he resigned to become a business and real estate consultant. He was Executive Vice President of First Washington Realty Trust, Inc., a publicly held real estate investment trust formed in 1994 until March 1995. Mr. Spector is a Certified Public Accountant and prior to joining First Washington Management, Inc., he was associated with Grant Thornton, a national accounting firm. Mr. Spector is a member of the American Institute of Certified Public Accountants.

One or both of Stuart D. Halpert and Marvin Fabrikant, individually, are general partners of three real estate investment limited partnerships, Elizabeth Associates Limited Partnership, Jamestown Associates Limited Partnership, and Sterling Investments, which filed for protection under Chapter XI of the U.S. Federal Bankruptcy Code in February of 1992. The voluntary filing was precipitated by the default in payments on a shared "blanket" first trust loan covering shopping center properties owned by the partnerships, and the refusal of the lender to extend it. The loan was without personal recourse to Mr. Halpert and Mr. Fabrikant and the properties were generating cash flow in excess of debt service. Neither Mid-Atlantic Centers Limited Partnership nor any property in which it has an interest was involved in these proceedings. The partnerships and the lender reached consensual agreement in May 1993 and the petitions were dismissed prior to the filing of any Plan of Reorganization.

Jack E. Spector, Lester Zimmerman, William J. Wolfe, Stuart D. Halpert, and Marvin Fabrikant are general partners of SP Limited Partnership, a real estate investment limited partnership which filed for protection under Chapter XI of the U.S. Federal Bankruptcy Code in August 1992. The voluntary filing was precipitated by the impending maturity of a loan and the lender unwilling to enter into a loan extension on terms acceptable to the partnership. On July 30, 1993, the Fourth Amended Plan of Reorganization was confirmed by the Bankruptcy Court. Neither Mid-Atlantic Centers Limited Partnership nor any property in which it has an interest is involved in these proceedings.

Officers and Directors of LMRC IV, Inc. and LM Unit Trust, Inc.

Richard J. Himelfarb is President and a director of LMRC IV, Inc. and Legg Mason Realty Capital, Inc. He is Senior Executive Vice President and a director of Legg Mason, Inc. and Legg Mason Wood Walker, Inc. Mr. Himelfarb has senior management responsibility for the Corporate Finance, Real Estate Finance and Direct Investments Departments of Legg Mason Wood Walker, Inc. From 1972 until he joined Legg Mason, Inc. in 1983, Mr. Himelfarb was a partner in the Baltimore law firm of Weinberg and Green, where he served as senior outside counsel for Legg Mason, Inc. He is a graduate of the Johns Hopkins University and the Yale Law School.

Gerard F. Petrik, Jr. is Vice President and a director of LMRC IV,

Inc. and Legg Mason Realty Capital, Inc. He is Vice President of Legg Mason Wood Walker, Inc. Mr. Petrik joined Legg Mason in April 1987 and serves as manager of the Direct Investments Department. Prior to his employment at Legg Mason, Mr. Petrik was a senior associate at Paine Webber Properties, Inc. Mr. Petrik received his undergraduate and graduate degrees from Loyola College.

L. Kay Strohecker is Treasurer of LMRC IV, Inc. She is Assistant Vice President of Legg Mason Wood Walker, Inc. Ms. Strohecker joined Legg Mason in 1988 and serves as a senior analyst and assistant to Legg Mason, Inc.'s Chief Financial Officer. Prior to joining Legg Mason, Ms. Strohecker was controller for a private corporation in Baltimore. Ms. Strohecker is a graduate of the University of Baltimore and is a Certified Public Accountant.

C. Gregory Kallmyer is Secretary of LMRC IV, Inc. He is Vice President of Legg Mason Wood Walker, Inc. Mr. Kallmyer joined Legg Mason in October 1985 and serves as the assistant to the Director of Compliance. Prior to his employment at Legg Mason, Mr. Kallmyer was Vice President, Secretary and Director of Legal Affairs at Union Trust Bancorp. Mr. Kallmyer is a graduate of Mt. St. Mary's College and the University of Baltimore School of Law.

Robert Kleinpaste is a director of LMRC IV, Inc. He is President of Regency Homes Corporation, an Annapolis, Maryland home builder. From 1990 until 1994, he was President of Legg Mason Realty Group, Inc. which is the real estate consulting and appraisal subsidiary of Legg Mason, Inc. Prior to joining Legg Mason Realty Group, Inc. as a Vice President in 1986, he was President and founder of Real Property Research Group, Inc. That firm was acquired by Legg Mason, Inc. in December 1986. Before founding his own firm in 1978, Mr. Kleinpaste was Vice President of Marketing for Chesapeake Homes, Inc. and prior to that served as Executive Vice President of Briggs Napier Consultants, Inc., a real estate marketing consulting firm. He is a graduate of the University of Maryland.

ITEM 11.  EXECUTIVE COMPENSATION

The Partnership is a limited partnership and therefore has no directors or executive officers.

The General Partners and their affiliates are entitled to receive various fees, distributions of distributable cash flow and sale or refinancing proceeds and allocations of net income and net loss from operations and gain or loss from a sale or refinancing from the Partnership. Pages 10-14 of the Prospectus under the caption MANAGEMENT COMPENSATION describe the manner in which fees are to be paid, and pages 59-62 of the Prospectus under the caption PARTNERSHIP DISTRIBUTIONS AND ALLOCATIONS describe the manner in which cash distributions are to be made to the General Partners and their Affiliates. These sections of the Prospectus are incorporated by reference herein.

A description of the amounts, and sources of payment of, the fees and other compensation paid or accrued by the Partnership to the General Partners and their affiliates for the fiscal year ended December 31, 1995 is included in Note E of Notes to Financial Statements incorporated by reference from Item 8. Financial statements and Supplementary Data of this Annual Report on Form 10-K.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth certain information, as of March 31, 1996, with respect to the beneficial ownership of the Units by individuals who are officers and/or directors of the corporate general partners of the General Partners:

             Name                             Number of Units       Percent of Class
Richard J. Himelfarb                                 80                   (1)
Legg Mason Tower
111 South Calvert Street
Baltimore, Maryland  21202

Jack E. Spector                                     200 (2)               (1)
c/o First Washington Management, Inc.
4350 East-West Highway
Bethesda, Maryland  20814

All executive officers and directors
as a group                                          280                   (1)

(1) Indicates less than 1%
(2) Mr. Spector disclaims direct beneficial ownership of these Units owned by his wife as custodian for their minor child.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)  Transactions With Management and Others

The Partnership is a limited partnership and therefore has no directors or officers. The Partnership has engaged in no transactions with individual officers or directors of FW Corporation or LMRC IV, Inc., the General Partners of the Partnership. Those officers and directors may have indirect interests in amounts paid to the General Partners and their affiliates for services rendered by them to the Partnership. A description of the amounts of and sources of payment of the fees and other compensation paid or accrued by the Partnership to the General Partners and their affiliates for the fiscal year ended December 31, 1995 is incorporated by reference from Item 11.
Executive Compensation of this Annual Report on Form 10-K.

During late 1993 and into 1994, affiliates of Realty Capital IV Limited Partnership discussed the possible sale of the Partnership's shopping centers to a limited partnership, of which a real estate investment trust ("FWREIT") formed by affiliates of FW Realty Limited Partnership serves as the sole general partner. These discussions were discontinued without reaching any agreement as the stock market valuations of real estate investment trusts owning strip and neighborhood shopping centers fell and the Partnership's portfolio experienced significant issues potentially affecting values at Tarrytown Mall, Quality Center and Orchard Square.

In the fourth quarter of 1995, discussions between Realty Capital IV Limited Partnership on behalf of the Partnership and FWREIT were reopened regarding the possible sale for cash of the Partnership's shopping centers to an affiliate of FWREIT and those discussions are continuing as of the date of the filing of this report. If a sale or disposition of all of the Partnership's properties were to occur, it would be followed by a distribution of net proceeds to partners and liquidation of the Partnership.

If an agreement is reached with respect to the basic terms of a sale, the consummation of the sale would require negotiation of a definitive agreement and would be subject to obtaining the prior consent of the holders of a majority of the Units and approval of an amendment of the Partnership Agreement to permit the sale of properties to an affiliate of a general partner. There can be no assurance that a transaction will be successfully negotiated, and, if negotiated, that it would be approved by the requisite number of Unitholders and thereafter consummated, which will require satisfaction of various substantive conditions that will be contained in the agreement.

(b)  Certain Business Relationships

The Partnership has entered into certain arrangements with the General Partners and their affiliates whereby they will receive fees, commissions, compensation and other income from transactions that have not and will not be determined on the basis of arms-length negotiations. The Partnership Agreement generally requires the terms of such transactions to be no less favorable to the Partnership than the terms obtainable from nonaffiliated entities rendering similar services on an ongoing basis in the same geographic region. The types of business transactions and the amounts payable in connection therewith are described on pages 10-14 of the Prospectus under the caption MANAGMENT COMPENSATION, pages 14-17 of the Prospectus under the caption CONFLICTS OF INTEREST, pages 24-26 of the Prospectus under the caption MANAGEMENT, and pages 37-39 of the Prospectus under the caption INVESTMENT OBJECTIVES AND POLICIES. These sections of the Prospectus are incorporated by reference herein. A description of the amounts paid to the General Partners or their affiliates during the fiscal year ended December 31, 1995 are set forth in Note E of the Notes to Financial Statements incorporated by reference from Item 8.

Financial Statements and Supplementary Data.


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
          FORM 8-K

(a)  Financial Statements and Financial Statement Schedules

(1)  See Index to Financial Statements and Financial Statement
     Schedules on Page 35.

(2)  Exhibits
3.1   Third Amended and Restated Agreement and Certificate of Limited
      Partnership.  (1)
3.2   Third Certificate of Amendment to Third Amended and Restated Agreement
      and Certificate of Limited Partnership. (3)
3.3   Second Certificate of Amendment to Third Amended and Restated
      Agreement and Certificate of Limited Partnership. (3)
3.4   First Certificate of Amendment to Third Amended and Restated Agreement
      and Certificate of Limited Partnership. (3)
4.1   Third Amended and Restated Agreement and Certificate of Limited
      Partnership.  (1)
4     The Partnership hereby agrees, pursuant to Item 601(b)(4)(iii)(A) of
      Regulation S-K, to furnish to the Commission upon request a copy of each instrument with respect to the rights of holders of the Edgewood
      Plaza long-term debt of the Partnership.
10.1  Form of Shopping Center Management and Leasing Agreement.  (2)
10.2  Lease Agreement between Mid-Atlantic Centers Limited Partnership and
      Food Lion, Inc. (3)
10.3  Lease Agreement between Mid-Atlantic Centers Limited Partnership and
      Revco Drug Centers of Virginia Inc. (3)
10.4  Lease Agreement between Mid-Atlantic Centers Limited Partnership and
      The Kroger Company. (3)
10.5  Lease Agreement between Mid-Atlantic Centers Limited Partnership and
      Santoni's Markets Incorporated. (3)
10.6  Lease Agreement between Mid-Atlantic Centers Limited Partnership and
      Rite-Aid of Maryland, Inc. (3)
10.7  Lease Agreement between Mid-Atlantic Centers Limited Partnership and
      Family Dollar Stores of Martinsville, Virginia, Inc. (3)
10.8  Lease Agreement between Mid-Atlantic Centers Limited Partnership and
      Southeastern Outdoorsman, Inc. (3)
10.9  Lease Agreement between Mid-Atlantic Centers Limited Partnership and
      Noland Company, Inc. (3)
10.10 Lease Agreement between Mid-Atlantic Centers Limited Partnership and
      The Grand Union Company. (3)
10.11 Lease Agreement between Mid-Atlantic Centers Limited Partnership and
      The Reed Company. (3)
10.12 Lease Agreement between Mid-Atlantic Centers Limited Partnership and

      Family Dollar Stores of Pennsylvania, Inc. (3)
10.13 Lease Agreement between Mid-Atlantic Centers Limited Partnership and
      R.H. Properties Co. D/B/A  New Ephrata Farmer's Market. (3)
10.14 Lease Agreement between Mid-Atlantic Centers Limited Partnership and
      Santoni's, Inc. (3)
10.15 Lease Agreement between Mid-Atlantic Centers Limited Partnership and
      People's Service Drug Stores, Inc. (3)
10.16 Lease Agreement between Mid-Atlantic Centers Limited Partnership and
      Montgomery Ward Co., Inc. (3)
10.17 Lease Agreement between Mid-Atlantic Centers Limited Partnership and
      S.E. Nichols, Inc. (3)
10.18 Lease Agreement between Mid-Atlantic Centers Limited Partnership and
      Robert E. Lawlar. (3)
10.19 Lease Agreement between Mid-Atlantic Centers Limited Partnership and
      Ottis T. Cato D/B/A Bingo Time. (3)
10.20 Lease Agreement between Mid-Atlantic Centers Limited Partnership and
      Housewares Merchandisers, Inc. (3)
10.21 First Addendum to that certain contract between First Washington
      Development Group, Inc. and BPT Lynnwood Place Associates, LTD. dated
      March 11, 1987. (3)
10.22 Escrow Agreement between BPT Lynnwood Place Associates, Ltd. and Mid-
      Atlantic Centers Limited Partnership (pursuant to First Addendum to the Contract) dated July 16, 1987. (3)
10.23 Lease Guarantee Agreement between Mid-Atlantic Centers Limited
      Partnership and The Mitchell Company dated December 30, 1987. (3)
10.24 Escrow Agreement between The Mitchell Company, Mid-Atlantic Centers
      Limited Partnership and Mid-South Title Insurance Corporation dated
      December 30, 1987. (3)
10.25 First Amendment of Real Estate Purchase Contract between First
      Washington Development Group, Inc. and Five Shopping Center Co. dated
      December 7, 1987. (3)
10.26 First Addendum to Real Estate Purchase Contract between Quality
      Centers/Lancaster Limited Partnership and First Washington Development
      Group, Inc. dated September 13, 1988. (3)
10.27 Escrow Agreement between Fidelity Title & Guaranty Company, Quality
      Centers/Lancaster Limited Partnership and Mid-Atlantic Centers Limited
      Partnership dated January 31, 1989. (3)
10.28 Lease Agreement between Mid-Atlantic Centers Limited Partnership and
      Southeastern Health Spa, Inc. (4)
10.29 Lease Agreement between Mid-Atlantic Centers Limited Partnership and
      Frensleys, Inc. (4)
10.30 Lease Agreement between Mid-Atlantic Centers Limited Partnership and
      Nike Retail Services, Inc. (4)
10.31 Lease Agreement between Mid-Atlantic Centers Limited Partnership and
      Wanda Fay Toney and T.A. Coats, Jr. (5)
10.32 Lease Agreement between Mid-Atlantic Centers Limited Partnership and
      Video Vibes.(6)
10.33 Modification of Promissory Note and Statement of Loan Status between
      Mid-Atlantic Centers Limited Partnership and The Mitchell Company. (7)
10.34 Supplemental agreement by and between Mid-Atlantic Centers Limited
      Partnership and Montgomery Ward & Co., Incorporated amending lease agreement included as Exhibit 10.16 of Form 10-K for the year ended
      December 31, 1988. (7)
10.35 Lease agreement by and between Mid-Atlantic Centers Limited
      Partnership and Wholesale Depot Holding Company, Inc. (7)
10.36 Amended and Restated Nonrecourse Purchase Money Promissory Note dated
      January 13, 1994. (8)
10.37 Amendment to Note, Deed of Trust and Other Loan Documents dated
      January 13, 1994. (8)
10.38 Promissory Note ($196,710.00) dated January 13, 1994. (8)
10.39 Loan Agreement between Mid-Atlantic Centers and FirstTrust Bank dated
      January 13, 1994. (8)
10.40 Promissory Note between Mid-Atlantic Centers and FirstTrust Bank dated
      January 13, 1994. (8)
10.41 Lease agreement by and between Mid-Atlantic Centers Limited
      Partnership and W.S. Badcock Corporation. (8)
10.42 Purchase and Sale Agreement between Mid-Atlantic Centers
      Limited Partnership, RRC Acquisitions, Inc. and Ulmer,
      Murchison, Ashby and Taylor dated December 29, 1995.
27.1  Financial Data Schedule.
28.1  Letter of Valuation for 11 Shopping Center Properties as of
      January 1, 1993. (6)
28.2  Pages 10-14 of the Registrant's Prospectus dated March 25,
      1987. (1)
28.3  Pages 14-17 of the Registrant's Prospectus dated March 25,
      1987. (1)
28.4  Pages 24-26 of the Registrant's Prospectus dated March 25,
      1987. (1)
28.5  Pages 37-39 of the Registrant's Prospectus dated March 25,
      1987. (1)
28.6  Pages 59-62 of the Registrant's Prospectus dated March 25,
      1987. (1)
28.7  Page 66 of the Registrant's Prospectus dated March 25,
      1987. (1)
28.8  Letter of Valuation for 11 Shopping Centers as of January 1,
      1994. (8)
28.9  Letter of Valuation for 11 Shopping Centers as of November 30,
      1994. (9)
28.10 Letter of Valuation for Ten Shopping Centers as of January 1,
      1996


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

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Partnership during the quarter ended December 31, 1995.

                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         MID-ATLANTIC CENTERS LIMITED PARTNERSHIP

                         By:  Realty Capital IV Limited Partnership,
                              General Partner
                         By:  LMRC IV, Inc., General Partner


                         /s/ Richard J. Himelfarb
                         ----------------------------------------------
                         Richard J. Himelfarb, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                    Title
   Signature           (Position held with LMRC IV, Inc.)          Date

                            President and Director
/s/ Richard J. Himelfarb  (Principal Executive Officer)        April 1, 1996
Richard J. Himelfarb

                             Vice President and
/s/ Gerard F. Petrik, Jr.         Director                     April 1, 1996
Gerard F. Petrik, Jr.

                         Treasurer (Principal Financial
/s/ L. Kay Strohecker       and Accounting Officer)            April 1, 1996
L. Kay Strohecker


/s/ Robert T. Kleinpaste          Director                     April 1, 1996
Robert T. Kleinpaste

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             MID-ATLANTIC CENTERS LIMITED PARTNERSHIP

                             By:  FW Realty Limited Partnership,
                                  General Partner
                             By:  FW Corporation, General Partner


                             /s/ William J. Wolfe
                             ---------------------------------------------
                             William J. Wolfe, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                    Title
    Signature         (Position held with FW Corporation)           Date


                            President and Director
/s/ William J. Wolfe    (Principal Executive Officer)           April 1, 1996
William J. Wolfe


/s/ Marvin Fabrikant     Vice President and Director            April 1, 1996
Marvin Fabrikant


/s/ Stuart D. Halpert      Secretary and Director               April 1, 1996
Stuart D. Halpert


/s/ Lester Zimmerman       Treasurer and Director               April 1, 1996
Lester Zimmerman


/s/ Jack E. Spector              Director                       April 1, 1996
Jack E. Spector