Form 10-Q
period 1996-03-31
MID ATLANTIC CENTERS LIMITED PARTNERSHIP
filed 1996-05-15
CIK 808375

              SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

                           FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For The Quarterly Period Ended March 31, 1996

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

        MARYLAND                                52-1490861
- ---------------------------------------------------------------
(State or other jurisdiction                (I.R.S. Employer
 of the organization)                       Identification No.)


111 South Calvert Street - Baltimore, MD          21203-1476
- ---------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)


                         (410) 539-0000
- ---------------------------------------------------------------

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

 PART I. FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

                  MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                               BALANCE SHEETS

                                                      March 31,   December 31,
                                                        1996         1995
                                                     -----------  ------------
                                                      (Unaudited)
 ASSETS:
 Investment in real estate held for lease, at cost:
   Land                                              $ 9,124,577  $ 9,124,457
   Buildings and improvements                         44,058,269   43,934,858
                                                     -----------  -----------
                                                      53,182,846   53,059,315
   Less accumulated depreciation                     (13,625,245) (13,271,409)
                                                     -----------  -----------
                                                      39,557,601   39,787,906
 Cash and cash equivalents                             1,686,273    1,664,994
 Tenant accounts receivable, net of allowance
   for doubtful accounts ($290,401 in 1996 and
   $326,673 in 1995)                                     761,979      791,031
 Prepaid expenses, mortgage escrows and other assets   1,065,685    1,098,187
 Intangible assets, net of accumulated amortization
   ($961,083 in 1996 and $935,235 in 1995)               211,531      222,427
                                                     -----------  -----------
   Total assets                                      $43,283,069  $43,564,545
                                                     ===========  ===========
 LIABILITIES AND PARTNERS' EQUITY:

 Long-term debt, including current maturities        $28,967,206  $29,130,611
 Accounts payable and accrued expenses                   203,769      211,208
 Cash flow protector loans                               789,203      789,203
 Interest payable                                        786,050      683,682
 Prepaid rents and security deposits                     183,722      203,141
 Due to related parties                                   92,517       90,903
                                                     -----------  -----------
   Total liabilities                                  31,022,467   31,108,748
                                                     -----------  -----------
 General partners and assignor limited partner           499,647      501,599
 Assignee limited partners (1,200,000 units
   authorized, issued and outstanding)                11,760,955   11,954,198
                                                     -----------  -----------
   Total partners' equity                             12,260,602   12,455,797
                                                     -----------  -----------
   Total liabilities and partners' equity            $43,283,069  $43,564,545
                                                     ===========  ===========

     The accompanying notes are an integral part of these balance sheets.

                       MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                             For the quarters ended
                                                     March 31,
                                             ----------------------
                                                1996        1995
                                             ----------  ----------
     Income:
      Rental income                          $1,306,466  $1,602,536
      Tenant reimbursement income               259,733     312,811
                                             ----------   ---------
        Total income                          1,566,199   1,915,347
                                             ----------   ---------

     Operating expenses:
      Interest expense                          713,471     802,458
      Depreciation                              353,836     406,884
      Repairs and maintenance                   251,749     229,727
      Taxes and insurance                       190,916     210,532
      Management and leasing to
        related parties                          89,100     109,030
      Amortization                               25,848      20,333
      Other expenses                            155,032     301,356
                                              ---------   ---------
        Total operating expenses              1,779,952   2,080,320
                                              ---------   ---------
     Loss from rental operations               (213,753)   (164,973)
     Other income:
      Interest income                            18,558       4,161
                                              ---------   ---------
     Net loss                                 $(195,195)  $(160,812)
                                              =========   =========
     Net loss allocated to general partners   $  (1,952)  $  (1,608)
                                              =========   =========
     Net loss allocated to
      assignee limited partners               $(193,243)  $(159,204)
                                              =========   =========
     Net loss allocated to assignee limited
      partners per unit (1,200,000 units
      issued and outstanding)                 $   (0.16)  $   (0.13)
                                              =========   =========




     The accompanying notes are an integral part of these statements.

                 MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                         STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                 For the three months ended
                                                          March 31,
                                                 --------------------------
                                                      1996         1995
                                                   ----------   ----------
Cash flows from operating activities:
 Net loss                                          $ (195,195)  $ (160,812)
                                                   ----------   ----------
 Adjustments to reconcile net loss to net
 cash provided by operating activities:
  Depreciation and amortization                       379,684      427,217
 Changes in operating assets and liabilities:
  Decrease in tenant accounts receivable, net          29,052      131,942
  Increase in prepaid expenses and other assets       (34,994)     (65,567)
  (Decrease) increase in accounts payable and
    accrued expenses                                  (26,858)      36,143
  Increase (decrease) in accrued interest payable     102,368       (8,016)
  Increase (decrease) in due to related parties         1,614      (19,248)
                                                   ----------   ----------
    Total adjustments                                 450,866      502,471
 Net cash provided by operating activities         ----------   ----------
                                                      255,671      341,659
                                                   ----------   ----------
Cash flows from investing activities:
 Improvements of real estate                          (57,835)     (84,917)
                                                   ----------   ----------
 Net cash used in investing activities                (57,835)     (84,917)
                                                   ----------   ----------
Cash flows from financing activities:
 Principal payments on long-term debt                (163,405)    (256,333)
 Financing fees                                       (13,152)        -
                                                   ----------   ----------
 Net cash used in financing activities               (176,557)    (256,333)
                                                   ----------   ----------
Net increase in cash and cash equivalents              21,279          409
Cash and cash equivalents at beginning of period    1,664,994      384,181
                                                   ----------   ----------
Cash and cash equivalents at end of period         $1,686,273   $  384,590
                                                   ==========   ==========
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest                                         $  611,103   $  810,474
                                                   ==========   ==========





     The accompanying notes are an integral part of these statements.

             MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                  Notes to Financial Statements
                         March 31, 1996
                         --------------

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

RENTAL INCOME. Certain leases provide for either abatement of rents or scheduled rent increases over the life of the leases. Rental income is recorded on a straight-line basis of equal monthly payments over the respective terms of the leases. The receivables related to the recording of rental income on a straight-line basis totalled $306,531 and $313,259 at March 31, 1996 and December 31, 1995, respectively.

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

NOTE B - RELATED PARTY TRANSACTIONS:

During the quarter ended March 31, 1996, the Partnership paid First Washington Management, Inc., an affiliate of FW Realty Limited Partnership, one of the general partners, $84,090 and Legg Mason Realty Capital, Inc., an affiliate of Realty Capital IV Limited Partnership, the other general partner, $33,602 for management fees and reimbursement of operating expenses. At March 31, 1996, $19,086 was payable to Legg Mason Realty Capital, Inc. for management fees and reimbursement of operating expenses.

The general partners agreed to lend to the Partnership, without interest, up to 50% of the acquisition fees actually paid to them at the time the loan was made in the event the annual cumulative non-compounded return to assignee limited partners fell below 7% of the allocable invested capital for the period from February 1, 1989 through January 31, 1992. In 1990, the general partners fulfilled their obligation under these cash flow protector loan provisions. As of March 31, 1996, cash flow protector loans totalling $789,203 were outstanding ($599,794 to FW Realty Limited Partnership and $189,409 to Realty Capital IV Limited Partnership). The loans are non-interest bearing and are required to be repaid from distributable cash flow or sale or refinancing proceeds after the payment of a preferred return to assignee limited partners equal to a 10% annual cumulative non-compounded return on invested capital.

In addition, acquisition fees totalling $73,431 were payable as of March 31, 1996 to FW Realty Limited Partnership in the amount of
$55,808 and to Realty Capital IV Limited Partnership in the amount of $17,623.

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

NOTE D - SUBSEQUENT EVENT:

On May 3, 1996, the Partnership sold Holiday Shopping Center to an unrelated third party for a contract price of $1,200,000. For financial reporting purposes, the Partnership estimates that a loss, after transaction expenses, of approximately $80,000 will be recorded in the second quarter of 1996.

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

CASH FLOW

The Partnership recorded a $21,279 net increase in cash and cash equivalents in the three months ended March 31, 1996, with $255,671 in net cash provided by operating activities offset by $57,835 used in investing activities for improvements of real estate and $176,557 used in financing activities primarily for principal payments on long-term debt. The principal difference between net loss from operations of $195,195 and net cash provided by operating activities of $255,671 was the noncash charge of $379,684 for depreciation and amortization. The Partnership expended an additional $65,696 from the capital improvement escrow related to Edgewood Plaza during the quarter. The capital improvement escrow is included in prepaid expenses, mortgage escrows and other assets in the Partnership's financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The cash and cash equivalents position of the Partnership at March 31, 1996 increased $21,279 from that at December 31, 1995. The Partnership's cash and cash equivalents position fluctuates from quarter to quarter as follows: (i) decreasing with the funding of lease-up costs and tenant improvements; (ii) decreasing with the funding of renovation and expansion costs of the shopping centers;
(iii) increasing as borrowing proceeds, net rental income and interest income are received; (iv) decreasing as expenses (including debt service requirements) are paid; and (v) decreasing by any payment of Partnership distributions.

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

In September 1995, the Partnership obtained a loan secured by Edgewood Plaza. From loan proceeds of $1,400,000, $452,485 was placed in escrow for the capital improvement plan at Edgewood Plaza. In 1995 and the first quarter of 1996, the Partnership expended $162,868 and $65,696, respectively, from the capital improvement escrow. The Partnership anticipates that the capital improvement plan will be substantially completed by the end of May 1996. The improvements to Edgewood Plaza include a new facade and parking lot resurfacing. The Partnership has executed a lease modification with Santoni's Market, an anchor tenant at Edgewood Plaza, which requires an annual rent increase of approximately $25,000 commencing when the improvements are substantially completed. Other tenants have agreed to annual rent increases totalling $5,000 also effective at that time.

In the fourth quarter of 1995, the Partnership recorded a charge of $2,606,156 to reflect the Partnership's current estimate of net realizable value of Tarrytown Mall based on the decline in the appraisal value to an amount below the outstanding balance of the mortgage debt and accrued interest on the property. The $2,606,156 represented the amount required to reduce the Partnership's net equity in the property for financial reporting purposes to zero.
In the first quarter of 1996, depreciation charges with respect to Tarrytown Mall were $84,018 and accruals of unpaid interest arising under the mortgage and described below were $102,368.

At March 31, 1996, Tarrytown Mall was subject to $7,251,938 in mortgage indebtedness, of which $1,866,940 is represented by a first trust mortgage and $5,384,998 is represented by a second trust mortgage. In addition, at March 31, 1996, $16,100 in interest was accrued with respect to the first mortgage and $601,909 in interest was accrued with respect to the second mortgage. Both the first and second mortgages (principal and interest) are nonrecourse to the Partnership. The first trust mortgage requires principal payments of $19,000 per month until June 30, 1996 when required principal payments are scheduled to increase to $44,000 per month. The first trust lender has verbally agreed, subject to its internal committee approval, to extend the current payment schedule of principal payments of $19,000 per month for an additional year to June 30, 1997. Monthly principal payments are scheduled to increase again to $49,000 on February 1,

1997 and to $54,000 on February 1, 1998. Net cash flow from operations at Tarrytown Mall currently would be insufficient to meet the scheduled increase in the monthly principal payments under the first trust mortgage.

The second trust mortgage requires that after payment of first trust debt service and capital improvements made with respect to Tarrytown Mall, net cash flow from operations from that center be applied to second trust mortgage interest and principal curtailments. To the extent that net cash flow is insufficient to make second trust debt service payments, unpaid interest on the second trust loan is accrued rather than paid. The Partnership accrued $102,368 in unpaid interest in the first quarter of 1996. Accrued and unpaid interest bears interest at 8% per annum and is due at the maturity of the loan or earlier to the extent net cash flow is available. Certain deferred interest payment obligations to the holder of the second trust were recourse to the Partnership and were paid in full in April 1996, after payment of $25,000 and $16,000 in January and April, respectively.

The Partnership continues to solicit potential replacement tenants for the Tarrytown Mall anchor space. Given competitive conditions in the marketplace, there is no assurance that a replacement tenant will be found.

The Partnership executed a lease modification with Food Lion at Woodlawn Village for an expansion of its store from 25,000 to 32,744 square feet. Upon completion, the expansion would add 4,444 square feet to the center and convert 3,300 square feet of in-line space to Food Lion use. The Partnership has obtained the necessary zoning and land use approvals. Food Lion is currently seeking the required building permits, which it expects to obtain by the end of May 1996. As part of the lease modification, Food Lion is funding substantially all of the expansion costs. The expansion is estimated to be completed in the fourth quarter of 1996 and is intended to add to the stability of the center.

Subsequent to March 31, 1996, the Partnership is obligated to expend approximately $79,000 for tenant fit-up costs in connection with tenant leases which have been signed and other committed capital expenditures. This amount does not include tenant improvement expenditures for prospective or future tenants.

The Quality Center mortgage, which had an outstanding principal balance of $3,830,855 at March 31, 1996, was scheduled to mature on February 1, 1996. The lender extended the term of this loan for one year to January 31, 1997 on the same terms and conditions previously existing under the loan. To obtain this extension, the Partnership paid the lender a fee of approximately $10,000 in January 1996 and paid $115,025 to reduce the principal balance of this loan in April 1996.

The Lynnwood Place mortgage, which had an outstanding principal balance of $6,296,422 at March 31, 1996, matures on July 10, 1996. The Partnership has received a non-binding proposal from the holder of the Lynnwood Place mortgage for a three year extension. The Woodlawn Village mortgage, which had an outstanding principal balance of $1,827,388 at March 31, 1996, matures December 1, 1996. The Partnership currently anticipates that it will refinance the Woodlawn Village mortgage at maturity.

In connection with the sale of Orchard Square, the Partnership retained responsibility for certain environmental issues. In February 1996, the Partnership's environmental consultants completed their report to determine the extent of any environmental liability. The report concluded that no remediation was required and was submitted to the applicable regulatory agency. Discussions are underway with that agency which can make its own independent finding. Consequently, the Partnership may ultimately be held responsible for some level of remediation. The cost of any such remediation cannot be ascertained at this time; however, as an initial matter, the Partnership has accrued a liability of $11,000 to cover limited remediation procedures.

The Partnership has begun to seek opportunities to sell Partnership properties in markets where the General Partners believe a sale would be appropriate. Pursuant to that course of action, the Partnership sold Orchard Square in December 1995 and Holiday in May 1996. In addition, the Partnership entered into a brokerage agreement in April 1996 to explore the possible sale of Highlandtown Village.

During late 1993 and into 1994, affiliates of Realty Capital IV Limited Partnership discussed the possible sale of the Partnership's shopping centers to a limited partnership, of which a real estate investment trust ("FWREIT") formed by affiliates of FW Realty Limited Partnership serves as the sole general partner. These discussions were discontinued without reaching agreement as the stock market valuations of real estate investment trusts owning strip and neighborhood shopping centers fell and the Partnership's portfolio faced significant issues potentially affecting values at Tarrytown Mall, Quality Center and Orchard Square.

In the fourth quarter of 1995, discussions between Realty Capital IV Limited Partnership on behalf of the Partnership and FWREIT were reopened regarding the possible sale for cash of the Partnership's shopping centers to an affiliate of FWREIT and those discussions are continuing as of the date of the filing of this report. If a sale or disposition of all of the Partnership's properties were to occur, it would be followed by a distribution of net proceeds to partners after payment of Partnership debts and obligations and liquidation of the Partnership.

If an agreement is reached with respect to the basic terms of a sale, the consummation of the sale would require negotiation of a definitive agreement and would be subject to obtaining the prior consent of the holders of a majority of the Units and approval of an amendment to the Partnership Agreement to permit the sale of properties to an affiliate of a general partner. There can be no assurance that such a transaction will be successfully negotiated, and, if negotiated, that it would be approved by the requisite number of Unitholders and thereafter consummated, which would require satisfaction of various substantive conditions that would be contained in the agreement.

On May 3, 1996, the Partnership sold Holiday to an unrelated third party for a contract price of $1,200,000. The estimated proceeds from the sale transaction, after payoff of the respective mortgage debt and transaction expenses, are approximately $850,000, which exceed the $817,000 in appraised net equity of Holiday included in the appraised value of the Partnership's portfolio at the end of 1995. For financial reporting purposes, the Partnership estimates that a loss, after transaction expenses, of approximately $80,000 will be recorded in the second quarter of 1996.

The Partnership's operations as well as the financial condition of many of its tenants have been adversely affected by economic and competitive conditions. If the Partnership is not able to fund its cash requirements from operations and cash reserves, the Partnership may be required to seek additional financing. The Partnership could be adversely affected by the increased standards employed by lenders to determine the amount, terms and underwriting requirements for such financing, all of which have affected the amount and cost of borrowing. If additional borrowing or refinancing is not available, the Partnership may be required to sell one or more of its shopping center properties. There is no assurance that loans would be available, or that the Partnership would be able to sell a particular shopping center, or that the terms of such loans or any sales would be advantageous to the Partnership. Furthermore, if alternative sources of cash were needed and not found, the Partnership could default on its obligations, including obligations to pay debt service and mortgage interest, which could result in the foreclosure by its mortgage lenders of one or more shopping centers.

RESULTS OF OPERATIONS

The results of operations for the quarter ended March 31, 1996 reflect the operations of ten shopping centers. The results of operations for the comparable quarter in 1995 reflect the operations of eleven shopping centers. The Partnership sold Orchard Square Shopping Center on December 29, 1995. The net income (loss) for each shopping center is as follows:

                                           Net income (loss) for
                                          the three months ended
                                          ----------------------
         Shopping Centers / Location        3/31/96     3/31/95
        ----------------------------       --------    --------
        WOODLAWN VILLAGE
          Fredericksburg, VA........       $(11,606)   $(10,707)
        LYNNWOOD PLACE
          Jackson, TN...............        (20,356)    (42,768)
        HIGHLANDTOWN VILLAGE
          Baltimore, MD.............          4,450      (8,491)
        JACKSON HEIGHTS PLAZA
          Murfreesboro, TN..........         52,057      13,674
        HOLIDAY
          Collinsville, VA..........             71       8,822
        CLOISTER
          Ephrata, PA...............          4,230      13,577
        ORCHARD SQUARE
          Cobb County, GA...........            -        36,530
        EDGEWOOD PLAZA
          Harford County, MD........         15,498      33,831
        TARRYTOWN MALL
          Rocky Mount, NC...........       (160,405)    (54,530)
        BERKELEY SQUARE
          Goose Creek, SC...........         19,216     (38,058)
        QUALITY CENTER
          Lancaster, PA.............        (71,833)    (72,953)
                                          ---------   ---------
        Shopping center totals             (168,678)   (121,073)
        Other expenses                      (26,517)    (39,739)
                                          ---------   ---------
        Total                             $(195,195)  $(160,812)
                                          =========   =========

THREE MONTHS ENDED MARCH 31, 1996:

Net loss increased $34,383 to net loss of $195,195 for the first quarter of 1996 from net loss of $160,812 for the comparable quarter of 1995. The significant factors contributing to the increased net loss in the first quarter of 1996 were declines in rental income and tenant reimbursement income and an increase in repairs and maintenance expense. These changes were partially offset by a lower provision for doubtful accounts and decreases in interest, legal, depreciation and management and leasing expenses. A substantial portion of these differences in income and expense can be attributed to the sale of Orchard Square in December 1995 and the increase in losses at Tarrytown Mall.

The Partnership's total income decreased $349,148 to $1,566,199 in the quarter ended March 31, 1996 from $1,915,347 in the comparable quarter of 1995. The change in total income consisted of a decrease in rental income of $296,070 to $1,306,466 for the first quarter of 1996 from $1,602,536 for the first quarter of 1995.

Four of the Partnership's ten shopping centers had decreases in rental income, including significant decreases at Tarrytown Mall of $108,530 and Cloister of $15,263. Rental income at Orchard Square was $208,413 in the first quarter of 1995. Six of the shopping centers had decreases in tenant reimbursement income, including a significant decrease at Tarrytown Mall of $27,754. Tenant reimbursement income at Orchard Square was $29,910 in the first quarter of 1995. The declines in rental income and tenant reimbursement income at Tarrytown Mall were primarily the result of the loss of income recorded with respect to the Wholesale Depot lease obligations and a 1% decrease in Tarrytown Mall's leased percentage. Wholesale Depot terminated its lease at Tarrytown Mall on October 7, 1994. Total income for the quarter ended March 31, 1995 included approximately $108,700 of rental income and $31,600 of tenant reimbursement income with respect to the Wholesale Depot lease. No additional income with respect to the Wholesale Depot lease will be recognized subsequent to the third quarter of 1995. Tarrytown Mall was approximately 63% leased at March 31, 1996, a decrease from 64% at March 31, 1995. The decline in rental income at Cloister was primarily due to a decline in the shopping center's leased percentage. Cloister was approximately 94% leased at March 31, 1996, which represented a net leasing decline of 6% from March 31, 1995.

Decreases in rental income and tenant reimbursement income were partially offset by increases in rental income at six shopping centers and increases in tenant reimbursement income at four shopping centers, including an increase in tenant reimbursement income at Highlandtown Village of $15,686. The increase at Highlandtown Village was primarily due to an increase in the shopping center's leased percentage. Highlandtown Village was 100% leased at March 31, 1996, which represented an increase of 2% from March 31, 1995.

The following changes in leased percentages also contributed to changes in rental income and tenant reimbursement income. At March 31, 1996, two of the Partnership's remaining shopping centers, Lynnwood Place and Edgewood Plaza were 100% leased. This represented a net leasing gain of 3% at Lynnwood Place from March 31, 1995. Edgewood Plaza remained 100% leased from 1995. Berkeley Square, Quality Center and Holiday also experienced net leasing gains from March 31, 1995 to March 31, 1996. Berkeley Square was approximately 97% leased, which represented an increase from approximately 85% leased at March 31, 1995. Quality Center was approximately 68% leased at March 31, 1996, which represented an increase from approximately 59%. Holiday was approximately 90% leased, which represented an increase from approximately 84% at March 31, 1995. Woodlawn Village and Jackson Heights were approximately 93% and 99% leased, respectively, at March 31, 1996 and 1995. The Partnership's aggregate portfolio was approximately 84% leased at March 31, 1996 and 1995. The Partnership's shopping center portfolio at March 31, 1996 represented ten centers with approximately 1,034,000 leasable square feet. The portfolio at March 31, 1995 represented 11 shopping centers with approximately 1,120,000 square feet.

Total operating expenses decreased $300,368 to $1,779,952 in the 1996 period from $2,080,320 in the 1995 period. Approximately $196,600 of the decrease was due to the sale of Orchard Square in December 1995. Interest expense decreased $88,987 to $713,471 for the first quarter of 1996 from $802,458 for the first quarter of 1995. The net decrease in interest expense is primarily attributable to the sale of Orchard Square and a decline in interest expense at Berkeley Square of $18,505 as a result of the reduction in long-term debt related to that shopping center in the fourth quarter of 1995. Interest expense at Orchard Square was $87,384 in the first quarter of 1995. These declines in expenses were partially offset by interest expense of $30,101 at Edgewood Plaza in the first quarter of 1996 as a result of the Partnership obtaining a loan of $1,400,000 in September 1995 secured by this shopping center. Edgewood Plaza was previously unencumbered.

Depreciation expense decreased $53,048 to $353,836 for the quarter ended March 31, 1996 from $406,884 for the comparable quarter of 1995 primarily due to the sale of Orchard Square. Depreciation expense at Orchard Square was $53,350 in the first quarter of 1995.

Repairs and maintenance expense increased $22,022 to $251,749 for the 1996 quarter from $229,727 for the 1995 quarter. Significant changes in repairs and maintenance expense included an increase at Quality Center of $18,487 and a decline at Jackson Heights of $22,307.

Taxes and insurance expense decreased $19,616 to $190,916 for the quarter ended March 31, 1996 from $210,532 for the comparable quarter of 1995. This net decrease was primarily attributable to the sale of Orchard Square. Taxes and insurance expense at Orchard Square was $21,103 in the first quarter of 1995. Management and leasing to related parties decreased $19,930 to $89,100 for the 1996 quarter from $109,030 for the 1995 quarter.

Other expenses decreased $146,324 to $155,032 for the quarter ended March 31, 1996 from $301,356 for the comparable quarter in 1995.

The decrease can primarily be attributed to decreases in legal expenses at Tarrytown Mall and Quality Center of $33,857 and $19,204, respectively, a $15,000 reduction of a reserve for estimated environmental remediation costs required at Edgewood Plaza due to a change in estimate, and a decrease in the provision for doubtful accounts of $89,007. The decrease in legal expense at Tarrytown Mall was due to expenses incurred in 1995 related to the bankruptcy of Wholesale Depot and lease negotiations with a potential tenant for the Wholesale Depot space. The decrease in legal expense at Quality Center was due to expenses incurred in 1995 related to unsuccessful negotiations with a potential buyer for that shopping center.


PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     27.1 Financial Data Schedule for the three months ended
          March 31, 1996.

(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 1996.

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

Date: May 15, 1996      By:  /s/ Richard J. Himelfarb
     ------------------      -----------------------------------
                             Richard J. Himelfarb, President



                        By:  FW Realty Limited Partnership,
                             General Partner

                        By:  FW Corporation, General Partner

Date: May 15, 1996      By:  /s/ William J. Wolfe
     ------------------      ---------------------------------
                             William J. Wolfe, President

EXHIBIT INDEX

Exhibit
Number

27.1 Financial Data Schedule for the nine months ended March 31, 1996.