Form 10-Q
period 1996-06-30
MID ATLANTIC CENTERS LIMITED PARTNERSHIP
filed 1996-07-26
CIK 808375

              SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

                           FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For The Quarterly Period Ended June 30, 1996

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

        MARYLAND                                   52-1490861
- ---------------------------------------------------------------
(State or other jurisdiction                 (I.R.S. Employer
 of the organization)                         Identification No.)

111 South Calvert Street - Baltimore, MD          21203-1476
- ----------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                               BALANCE SHEETS

                                                      June 30,    December 31,
                                                        1996          1995
                                                    ------------  -----------
                                                     (Unaudited)
 ASSETS:
 Investment in real estate held for lease, at cost:
   Land                                              $ 8,876,112  $ 9,124,457
   Buildings and improvements                         42,682,337   43,934,858
                                                     -----------  -----------
                                                      51,558,449   53,059,315
   Less accumulated depreciation                     (13,475,665) (13,271,409)
                                                     -----------  -----------
                                                      38,082,784   39,787,906
 Cash and cash equivalents                             2,661,574    1,664,994
 Tenant accounts receivable, net of allowance
   for doubtful accounts ($297,258 in 1996 and
   $326,673 in 1995)                                     690,417      791,031
 Prepaid expenses, mortgage escrows and other assets   1,099,494    1,098,187
 Intangible assets, net of accumulated amortization
   ($981,869 in 1996 and $935,235 in 1995)               190,740      222,427
                                                     -----------  -----------
   Total assets                                      $42,725,009  $43,564,545
                                                     ===========  ===========
 LIABILITIES AND PARTNERS' EQUITY:

 Long-term debt, including current maturities        $28,464,142  $29,130,611
 Accounts payable and accrued expenses                   253,398      211,208
 Cash flow protector loans                               789,203      789,203
 Interest payable                                        889,227      683,682
 Prepaid rents and security deposits                     172,216      203,141
 Due to related parties                                   93,119       90,903
                                                     -----------  -----------
   Total liabilities                                  30,661,305   31,108,748
                                                     -----------  -----------
 General partners and assignor limited partner           497,678      501,599
 Assignee limited partners (1,200,000 units
   authorized, issued and outstanding)                11,566,026   11,954,198
                                                     -----------  -----------
   Total partners' equity                             12,063,704   12,455,797
                                                     -----------  -----------
   Total liabilities and partners' equity            $42,725,009  $43,564,545
                                                     ===========  ===========

     The accompanying notes are an integral part of these balance sheets.

                     MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                              STATEMENTS OF OPERATIONS
                                    (Unaudited)

                               For the quarters ended For the six months ended
                                        June 30,             June 30,
                               ---------------------- ------------------------
                                  1996        1995        1996         1995
                               ----------  ---------- -----------  -----------
Income:
 Rental income                 $1,348,397  $1,601,547  $2,654,863  $3,204,083
 Tenant reimbursement income      279,835     255,836     539,568     568,647
                               ----------   ---------  ----------  ----------
   Total income                 1,628,232   1,857,383   3,194,431   3,772,730
                               ----------   ---------  ----------  ----------

Operating expenses:
 Interest expense                 698,126     802,980   1,411,597   1,605,438
 Depreciation                     347,709     407,222     701,545     814,106
 Repairs and maintenance          198,987     201,547     450,736     431,274
 Taxes and insurance              185,910     207,287     376,826     417,819
 Management and leasing to
  related parties                  88,400     110,817     177,500     219,847
 Provision for doubtful accounts   39,743      12,960      23,405      85,629
 Amortization                      32,137      20,332      57,985      40,665
 Other expenses                   179,206     210,846     350,576     439,533
                                ---------   ---------  ----------  ----------
   Total operating expenses     1,770,218   1,973,991   3,550,170   4,054,311
                                ---------   ---------  ----------  ----------
Loss from rental operations      (141,986)   (116,608)   (355,739)   (281,581)
Other income:
 Loss on sale of shopping center  (78,687)       -        (78,687)       -
 Interest income                   23,775       2,052      42,333       6,213
                                ---------   ---------  ----------  ----------
Net loss                        $(196,898)  $(114,556)  $(392,093)  $(275,368)
                                =========   =========  ==========  ==========
Net loss allocated to
 general partners               $  (1,969)  $  (1,146)  $  (3,921)  $  (2,754)
                                =========   =========  ==========  ==========
Net loss allocated to
 assignee limited partners      $(194,929)  $(113,410)  $(388,172)  $(272,614)
                                =========   =========  ==========  ==========
Net loss allocated to
 assignee limited partners
 per unit (1,200,000 units
 issued and outstanding)        $   (0.16)  $   (0.09)  $   (0.32)  $   (0.23)
                                =========   =========  ==========  ==========

    The accompanying notes are an integral part of these statements.


                 MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                         STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                 For the six months ended
                                                         June 30,
                                                 --------------------------
                                                      1996         1995
                                                   ----------   ----------
Cash flows from operating activities:
 Net loss                                          $ (392,093)  $ (275,368)
                                                   ----------   ----------
 Adjustments to reconcile net loss to net
 cash provided by operating activities:
  Depreciation and amortization                       759,530      854,771
  Loss on sale of shopping center                      78,687         -
 Changes in operating assets and liabilities:
  Decrease in tenant accounts receivable, net         100,614      424,138
  Increase in prepaid expenses and other assets      (124,316)     (76,056)
  Increase in accounts payable and accrued
    expenses                                           11,265      185,982
  Increase in accrued interest payable                205,545       61,399
  Increase (decrease) in due to related parties         2,216      (25,150)
                                                   ----------   ----------
    Total adjustments                               1,033,541    1,425,084
                                                   ----------   ----------
 Net cash provided by operating activities            641,448    1,149,716
                                                   ----------   ----------
Cash flows from investing activities:
 Proceeds from sale of real estate                  1,093,203         -
 Improvements of real estate                          (47,106)    (131,968)
                                                   ----------   ----------
 Net cash provided by (used in) investing
   activities                                       1,046,097     (131,968)
                                                   ----------   ----------
Cash flows from financing activities:
 Retirement of long-term debt                        (347,751)        -
 Principal payments on long-term debt                (318,718)    (429,027)
 Financing fees                                       (24,496)        -
                                                   ----------   ----------
 Net cash used in financing activities               (690,965)    (429,027)
                                                   ----------   ----------
Net increase in cash and cash equivalents             996,580      588,721
Cash and cash equivalents at beginning of period    1,664,994      384,181
                                                   ----------   ----------
Cash and cash equivalents at end of period         $2,661,574   $  972,902
                                                   ==========   ==========
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest                                         $1,206,052   $1,544,039
                                                   ==========   ==========


     The accompanying notes are an integral part of these statements.

                  MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                       Notes to Financial Statements
                               June 30, 1996
                               -------------

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

RENTAL INCOME. Certain leases provide for either abatement of rents or scheduled rent increases over the life of the leases. Rental income is recorded on a straight-line basis of equal monthly payments over the respective terms of the leases. The receivables related to the recording of rental income on a straight-line basis totalled $302,406 and $313,259 at June 30, 1996 and December 31, 1995, respectively.

STATEMENTS OF CASH FLOWS. For purposes of the statements of cash flows, the Partnership considers cash in banks, commercial paper and repurchase agreements with maturities of less than three months to be cash and cash equivalents.

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

NOTE B - RELATED PARTY TRANSACTIONS:

During the quarter ended June 30, 1996, the Partnership paid First Washington Management, Inc., an affiliate of FW Realty Limited Partnership, one of the general partners, $78,876 and Legg Mason Realty Capital, Inc., an affiliate of Realty Capital IV Limited Partnership, the other general partner, $35,662 for management fees and reimbursement of operating expenses. At June 30, 1996, $19,688 was payable to Legg Mason Realty Capital, Inc. for reimbursement of operating expenses.

The general partners agreed to lend to the Partnership, without interest, up to 50% of the acquisition fees actually paid to them at the time the loan was made in the event the annual cumulative non-compounded return to assignee limited partners fell below 7% of the allocable invested capital for the period from February 1, 1989 through January 31, 1992. In 1990, the general partners fulfilled their obligation under these cash flow protector loan provisions. As of June 30, 1996, cash flow protector loans totalling $789,203 were outstanding ($599,794 to FW Realty Limited Partnership and $189,409 to Realty Capital IV Limited Partnership). The loans are non-interest bearing and are required to be repaid from distributable cash flow or sale or refinancing proceeds after the payment of a preferred return to assignee limited partners equal to a 10% annual cumulative non-compounded return on invested capital.

In addition, acquisition fees totalling $73,431 were payable as of June 30, 1996 to FW Realty Limited Partnership in the amount of
$55,808 and to Realty Capital IV Limited Partnership in the amount of $17,623.

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

As of June 30, 1996, tenant rent receivables prior to the allowance for doubtful accounts totaled $987,675 of which amount $302,406 represented receivables required to be accrued in accordance with applicable accounting principles to reflect scheduled rent increases over the terms of the applicable leases and $685,269 represented the balance. As of December 31, 1995 and June 30, 1995, such rent receivables totaled $1,117,704 and $1,256,562, respectively, of which amounts $313,259 and $655,534, respectively, represented receivables required to be accrued and $804,445 and $601,028, respectively, represented the balances. The Partnership wrote off tenant rent receivables and charged the allowance for doubtful accounts in the quarters ended June 30, 1996 and 1995 for $32,886 and $25,490, respectively.

CASH FLOW

The Partnership recorded a $996,580 net increase in cash and cash equivalents in the six months ended June 30, 1996, with $641,448 in net cash provided by operating activities and $1,046,097 provided by investing activities, partially offset by $690,965 used in financing activities. The sale of Holiday on May 3, 1996 contributed approximately $858,000 to the increase in cash and cash equivalents after payment of mortgage debt and transaction expenses related to the sale. The principal differences between net loss from operations of $392,093 and net cash provided by operating activities of $641,448 were the noncash charge of $759,530 for depreciation and amortization and an increase in interest payable of $205,545. In addition to $47,106 expended for improvements of real estate, the Partnership expended $121,207 from the capital improvement escrow related to Edgewood Plaza during 1996. The capital improvement escrow is included in prepaid expenses, mortgage escrows and other assets in the Partnership's financial statements. Net cash used in financing activities of $690,965 primarily resulted from the retirement of debt related to Holiday of $232,726, the payment of $115,025 to reduce the principal balance of the Quality Center mortgage for a loan extension and monthly principal payments on long-term debt totalling $318,718. The monthly principal payments included $114,000 with respect to the Tarrytown Mall first trust loan.

LIQUIDITY AND CAPITAL RESOURCES

The cash and cash equivalents position of the Partnership at June 30, 1996 increased $996,580 from that at December 31, 1995. The Partnership's cash and cash equivalents position fluctuates from quarter to quarter as follows: (i) decreasing with the funding of lease-up costs and tenant improvements; (ii) decreasing with the funding of renovation and expansion costs of the shopping centers;
(iii) increasing as borrowing and sales proceeds, net rental income and interest income are received; (iv) decreasing as expenses (including debt service requirements) are paid; and (v) decreasing by any payment of Partnership distributions.

It has been the policy of the Partnership to apply any increase in cash to increase Partnership working capital reserves, to provide for shopping center improvements if and when necessary, and to repay and refinance debt as required. The General Partners believe that maintenance of cash reserves is prudent in view of the current real estate and general economic environments and is consistent with the Partnership's objective to maintain and increase the value of its shopping centers. Consequently, there is no assurance as to the availability of cash flow to make distributions to partners. The General Partners intend to re-examine the Partnership's liquidity position at the end of 1996 and currently anticipate that the Partnership would make a distribution to Unitholders at that time.

On May 3, 1996, the Partnership sold Holiday to an unrelated third party for a price of $1,200,000. For financial reporting purposes, a loss, after transaction expenses, of approximately $79,000 was recorded in May 1996. The net proceeds from the sale, after payoff of the related mortgage debt and transaction expenses, were approximately $858,000, which exceeded the $817,000 in appraised net equity of Holiday included in the appraised value of the Partnership's portfolio at the end of 1995.

The Quality Center mortgage, which had an outstanding principal balance of $3,709,392 at June 30, 1996, was scheduled to mature on February 1, 1996. The lender extended the term of this loan for one year to February 1, 1997 on the same terms and conditions previously existing under the loan. To obtain this extension, the Partnership paid the lender a fee of approximately $10,000 in January 1996, paid $115,025 to reduce the principal balance of this loan in April 1996, and incurred approximately $11,000 in legal fees.

The Lynnwood Place mortgage, which had an outstanding principal balance of $6,271,476 at June 30, 1996, was scheduled to mature on July 10, 1996. The lender has extended the term of this loan to December 31, 1996 on the same terms and conditions previously existing under the loan. To obtain this extension, the Partnership paid the lender a fee of $10,000 in July 1996. The Partnership has applied for a three year extension with the lender of the Lynnwood Place mortgage. The Woodlawn Village mortgage, which had an outstanding principal balance of $1,821,947 at June 30, 1996, matures December 1, 1996. The Partnership currently anticipates that it will refinance the Woodlawn Village mortgage at maturity.

In the fourth quarter of 1995, the Partnership recorded a charge of $2,606,156 to reflect the Partnership's estimate of net realizable value of Tarrytown Mall based on the decline in the appraisal value to an amount below the outstanding balance of the mortgage debt and accrued interest on the property. The $2,606,156 charge represented the amount required to reduce the Partnership's net equity in the property for financial reporting purposes to zero. In the first six months of 1996, depreciation charges with respect to Tarrytown Mall were $168,036 and accruals of unpaid interest arising under the mortgage and described below were $193,691.

At June 30, 1996, Tarrytown Mall was subject to $7,194,938 in mortgage indebtedness, of which $1,809,940 is represented by a first trust mortgage and $5,384,998 is represented by a second trust mortgage. In addition, at June 30, 1996, $16,100 in interest was accrued with respect to the first mortgage and $693,232 in interest was accrued with respect to the second mortgage. Both the first and second mortgages (principal and interest) are nonrecourse to the Partnership. The first trust mortgage required principal payments of $19,000 per month until June 30, 1996 when required principal payments were scheduled to increase to $44,000 per month. The first trust lender agreed to reduce the required payment schedule of principal payments to $22,500 per month until June 30, 1997 or such earlier date as a replacement tenant is found for the Wholesale Depot space. All other loan terms remain unchanged. Monthly principal payments are scheduled to increase to $49,000 on July 1, 1997 and to $54,000 on February 1, 1998. Net cash flow from operations at Tarrytown Mall currently would be insufficient to meet the July 1997 scheduled increase in the monthly principal payments under the first trust mortgage.

The second trust mortgage requires that after payment of first trust debt service and capital improvements made with respect to Tarrytown Mall, net cash flow from operations from that center be applied to second trust mortgage interest and principal curtailments. To the extent that net cash flow is insufficient to make second trust debt service payments, unpaid interest on the second trust loan is accrued rather than paid. The Partnership accrued $193,691 in unpaid interest in the first six months of 1996. Accrued and unpaid interest bears interest at 8% per annum and is due at the maturity of the loan or earlier to the extent net cash flow is available. Certain deferred interest payment obligations to the holder of the second trust were recourse to the Partnership and were paid in full in April 1996, after payment of $25,000 and $16,000 in January and April, respectively.

In the second quarter of 1996, the Partnership negotiated a contract to sell a pad site of approximately 1.15 acres of land at Tarrytown Mall to an unrelated third party for a price of $330,000. The pad site was formerly occupied by an automotive center which vacated the space May 31, 1996. The contract purchaser intends to build a restaurant franchised by a national restaurant chain. If the sale is consummated, the net proceeds of the sale would be placed in escrow with the first trust lender to be used for one of the following three purposes: (1) to fund tenant improvement work if a replacement tenant is found for the Wholesale Depot space, (2) to acquire an adjoining parcel of land to enhance visibility and provide additional customer parking at Tarrytown Mall or (3) to reduce the principal amount of the first trust loan. The sale transaction is expected to close in August 1996.

The Partnership continues to solicit potential replacement tenants for the Tarrytown Mall anchor space. Given competitive conditions in the marketplace, there is no assurance that a replacement tenant will be found.

In September 1995, the Partnership obtained a loan secured by Edgewood Plaza. From loan proceeds of $1,400,000, $452,485 was placed in escrow for a capital improvement plan at Edgewood Plaza. In 1995 and the first six months of 1996, the Partnership expended $162,868 and $121,207, respectively, from the capital improvement escrow. The Partnership anticipates that the capital improvement plan will be completed by the end of August 1996. The improvements to Edgewood Plaza include a new facade, roof and parking lot resurfacing. The Partnership executed a lease modification with Santoni's Market, an anchor tenant at Edgewood Plaza, requiring an annual rent increase of approximately $25,000, which commenced July 1, 1996 when the improvements were substantially completed. Other tenants agreed to annual rent increases totaling approximately $7,000 which were also effective at that time.

From the Edgewood Plaza loan proceeds, $130,000 was also placed in escrow for environmental remediation work at the property. That escrow is included in prepaid expenses, mortgage escrows and other assets in the Partnership's financial statements at June 30, 1996. A former tenant at Edgewood Plaza has paid substantially all of the costs incurred with respect to the environmental remediation. In July 1996, the $130,000 escrow was released to the Partnership.
The remediation work is scheduled to be fully completed in August

1996.

The Partnership is currently negotiating the sale of a pad site at Edgewood Plaza to an unrelated third party for a price of $220,000. The pad site is not secured by the Edgewood Plaza mortgage and net sales proceeds would therefore be paid to the Partnership.

At Edgewood Plaza, Rite-Aid, an anchor tenant leasing 6,400 square feet, has acquired property and is constructing a free-standing retail store directly across Route 755 from the shopping center. The free-standing Rite-Aid is scheduled to open in August 1996. Rite-Aid's lease with the Partnership expires July 31, 1999. The Partnership anticipates Rite-Aid will close its store at Edgewood Plaza and a termination agreement will be negotiated regarding its lease obligation with the Partnership.

Subsequent to June 30, 1996, the Partnership is obligated to expend approximately $42,000 for tenant fit-up costs in connection with tenant leases which have been signed and other committed capital expenditures. This amount does not include tenant improvement expenditures for prospective or future tenants.

The Partnership executed a lease modification with Food Lion at Woodlawn Village for an expansion of its store from 25,000 to 32,744 square feet. Upon completion, the expansion would add 4,444 square feet to the center and convert 3,300 square feet of in-line space to Food Lion use. The Partnership has obtained the necessary zoning and land use approvals. Food Lion is currently seeking the required building permits, which it expects to obtain by the end of August 1996. As part of the lease modification, Food Lion is funding substantially all of the expansion costs. The expansion is estimated to be completed in the first quarter of 1997 and is intended to add to the stability of the center.

In connection with the sale of Orchard Square, the Partnership retained responsibility for certain environmental issues. In February 1996, the Partnership's environmental consultants completed their assessment to determine the extent of any environmental liability and concluded that no remediation was required. Their report was submitted to the applicable state regulatory agency which is empowered to make its own independent finding. That agency has required the Partnership to conduct certain soil remediation work. The Partnership expects the required soil remediation work to be completed in August 1996 and anticipates final clearance from the state agency thereafter. The Partnership has accrued a liability of approximately $28,000 to cover costs related to the remediation procedures.

The Partnership is seeking opportunities to sell Partnership properties in markets where the General Partners believe a sale would be appropriate. Pursuant to that course of action, the Partnership sold Orchard Square in December 1995 and Holiday in May

1996. In addition, the Partnership has entered into brokerage agreements to explore the sale of Highlandtown Village, Cloister and Berkeley Square and expects to enter into brokerage agreements to sell Lynnwood Place and Jackson Heights.

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

In the fourth quarter of 1995, discussions between Realty Capital IV Limited Partnership on behalf of the Partnership and FWREIT were reopened regarding the possible sale for cash of the Partnership's shopping centers to an affiliate of FWREIT. It has been determined to defer these discussions pending the outcome of the initiatives currently underway to sell five of the Partnership's shopping centers through third party brokers.

The Partnership's operations, as well as the financial condition of many of its tenants, have been adversely affected by economic and competitive conditions. If the Partnership is not able to fund its cash requirements from operations and cash reserves, the Partnership may be required to seek additional financing. The Partnership could be adversely affected by the increased standards employed by lenders to determine the amount, terms and underwriting requirements for such financing, all of which have affected the amount and cost of borrowing. If additional borrowing or refinancing is not available, the Partnership may be required to sell one or more of its shopping center properties. There is no assurance that loans would be available, or that the Partnership would be able to sell a particular shopping center, or that the terms of such loans or any sales would be advantageous to the Partnership. Furthermore, if alternative sources of cash were needed and not found, the Partnership could default on its obligations, including obligations to pay debt service and mortgage interest, which could result in the foreclosure by its mortgage lenders of one or more shopping centers.

RESULTS OF OPERATIONS

The results of operations for the quarter and six months ended June 30, 1996 reflect the operations of ten shopping centers through May 2, 1996 and nine shopping centers thereafter. The results of operations for the comparable quarter and six months in 1995 reflect the operations of eleven shopping centers. The Partnership sold Orchard Square Shopping Center on December 29, 1995 and Holiday Shopping Center on May 3, 1996. The net income (loss) for each shopping center is as follows:

                               Net income (loss) for   Net income (loss) for
                                 the quarters ended    the six months ended
                               ---------------------   ---------------------
 Shopping Centers / Location    6/30/96     6/30/95     6/30/96     6/30/95
 ----------------------------  --------    --------    --------    --------
 WOODLAWN VILLAGE
   Fredericksburg, VA........  $ (9,232)   $(19,867)   $(20,838)   $(30,574)
 LYNNWOOD PLACE
   Jackson, TN...............   (52,409)    (79,717)    (72,765)   (122,485)
 HIGHLANDTOWN VILLAGE
   Baltimore, MD.............     9,212       3,256      13,662      (5,235)
 JACKSON HEIGHTS PLAZA
   Murfreesboro, TN..........    49,191      30,002     101,248      43,676
 HOLIDAY
   Collinsville, VA..........     9,400       6,603       9,471      15,425
 CLOISTER
   Ephrata, PA...............     9,675      29,172      13,905      42,749
 ORCHARD SQUARE
   Cobb County, GA...........       -        39,653         -        76,183
 EDGEWOOD PLAZA
   Harford County, MD........    15,827      45,896      31,325      79,727
 TARRYTOWN MALL
   Rocky Mount, NC...........  (108,478)    (28,869)   (268,883)    (83,399)
 BERKELEY SQUARE
   Goose Creek, SC...........    24,395      (6,779)     43,610     (44,837)
 QUALITY CENTER
   Lancaster, PA.............   (20,353)    (91,363)    (92,185)   (164,316)
                              ---------   ---------   ---------   ---------
 Shopping center totals         (72,772)    (72,013)   (241,450)   (193,086)
 Loss on sale of center         (78,687)        -       (78,687)        -
 Other expenses                 (45,439)    (42,543)    (71,956)    (82,282)
                              ---------   ---------   ---------   ---------
 Total                        $(196,898)  $(114,556)  $(392,093)  $(275,368)
                              =========   =========   =========   =========



THREE MONTHS ENDED JUNE 30, 1996:

Net loss increased $82,342 to net loss of $196,898 for the second quarter of 1996 from net loss of $114,556 for the comparable quarter of 1995. The significant factors contributing to the increased net loss in the second quarter of 1996 were a decline in rental income, a loss on the sale of Holiday Shopping Center, and a higher provision for doubtful accounts. These changes were partially offset by increases in tenant reimbursement and interest income and decreases in interest, depreciation, management and leasing, and taxes and insurance expenses. A substantial portion of these variances in income and expense can be attributed to the sale of Orchard Square in December 1995, the increase in losses at Tarrytown Mall and the sale of Holiday on May 3, 1996.

The Partnership's total income decreased $229,151 to $1,628,232 in the quarter ended June 30, 1996 from $1,857,383 in the comparable quarter of 1995. The decrease in total income consisted of a decline in rental income of $253,150 to $1,348,397 for the second quarter of 1996 from $1,601,547 for the second quarter of 1995, partially offset by an increase in tenant reimbursement income of $23,999 to $279,835 for the 1996 quarter from $255,836 for the 1995 quarter.

Rental income declined primarily due to the sale of Orchard Square in December 1995 which had rental income of $199,644 in the second quarter of 1995. Three of the Partnership's ten shopping centers had decreases in rental income, including significant decreases at Tarrytown Mall of $79,792 and Holiday of $19,392. The decline in rental income at Tarrytown Mall was primarily the result of the loss of income recorded with respect to the Wholesale Depot lease obligations and a 4% decrease in Tarrytown Mall's leased percentage. Wholesale Depot terminated its lease at Tarrytown Mall on October 7, 1994. Rental income for the quarter ended June 30, 1995 included approximately $108,700 of rental income with respect to the Wholesale Depot lease. Tarrytown Mall was approximately 61% leased at June 30, 1996, a decrease from 65% at June 30, 1995. The decline in rental income at Holiday was primarily due to the sale of that center on May 3, 1996. Five of the shopping centers had decreases in tenant reimbursement income. Tenant reimbursement income at Orchard Square was $27,054 in the second quarter of 1995.

Decreases in rental income and tenant reimbursement income were partially offset by increases in rental income at seven shopping centers and increases in tenant reimbursement income at five shopping centers, including increases in tenant reimbursement income at Lynnwood Place of $31,237 and Quality Center of $17,498. The increase at Lynnwood Place was primarily due to adjustments made in 1995 for a reduction in estimated real estate tax tenant reimbursements and for prior year accruals. Lynnwood Place was 100% leased at June 30, 1996 and 1995. The increase at Quality Center was primarily due to the addition of three new tenants in the fourth quarter of 1995. Quality Center was 75% leased at June 30, 1996, which represented a net leasing gain of 17% from June 30, 1995.

The following changes in leased percentages also contributed to changes in rental income and tenant reimbursement income. Berkeley

Square experienced a net leasing gain from June 30, 1995 to June 30, 1996. Berkeley Square was approximately 95% leased at June 30, 1996, which represented an increase from approximately 86% leased at June 30, 1995. The leased percentages for four of the Partnership's remaining shopping centers, Highlandtown Village, Edgewood Plaza, Woodlawn Village and Jackson Heights, remained unchanged from June 30, 1995. Highlandtown Village and Edgewood Plaza remained 100% leased from 1995. Woodlawn Village and Jackson Heights were approximately 93% and 99% leased, respectively, at June 30, 1996 and 1995. Cloister experienced a net leasing decline to approximately 95% leased at June 30, 1996 from 100% leased at June 30, 1995. The Partnership's aggregate portfolio was approximately 84% leased at June 30, 1996 and 1995. The Partnership's shopping center portfolio at June 30, 1996 represented nine centers with approximately 951,000 leasable square feet. The portfolio at June 30, 1995 represented 11 shopping centers with approximately 1,120,000 square feet.

Total operating expenses decreased $203,773 to $1,770,218 in the 1996 period from $1,973,991 in the 1995 period. Approximately $162,000 of the decrease was due to the sale of Orchard Square in December 1995. Interest expense decreased $104,854 to $698,126 for the second quarter of 1996 from $802,980 for the first quarter of 1995. The net decrease in interest expense is primarily attributable to the sale of Orchard Square which had interest expense totaling $87,074 in the second quarter of 1995 and a decline in interest expense at Berkeley Square of $21,763 as a result of the reduction in long-term debt related to that shopping center in the fourth quarter of 1995. These declines in interest expense were partially offset by interest expense of $30,012 at Edgewood Plaza in the second quarter of 1996 as a result of the Partnership obtaining a loan of $1,400,000 in September 1995 secured by this shopping center which was previously unencumbered.

Depreciation expense decreased $59,513 to $347,709 for the quarter ended June 30, 1996 from $407,222 for the comparable quarter of 1995 primarily due to the sale of Orchard Square. Depreciation expense at Orchard Square was $53,351 in the second quarter of 1995.

Taxes and insurance expense decreased $21,377 to $185,910 for the quarter ended June 30, 1996 from $207,287 for the comparable quarter of 1995. This net decrease was primarily attributable to the sale of Orchard Square. Taxes and insurance expense at Orchard Square was $17,857 in the second quarter of 1995. Management and leasing to related parties decreased $22,417 to $88,400 for the 1996 quarter from $110,817 for the 1995 quarter. The aggregate provision for doubtful accounts was $39,743 for the quarter ended June 30, 1996 as compared to $12,960 for the quarter ended June 30, 1995.

Other expenses decreased $31,640 to $179,206 for the quarter ended

June 30, 1996 from $210,846 for the comparable quarter in 1995.
The decrease can primarily be attributed to a decrease in administrative expense at Quality Center of $48,006, which was partially offset by a charge of approximately $17,000 during the second quarter of 1996 related to the reserve for environmental remediation at Orchard Square. The decrease in administrative expense at Quality Center was due to an adjustment in 1995 in the marketing fund as a result of a decline in tenant contributions for this period and prior periods based on occupancy at the property.

Interest income increased $21,723 to $23,775 for the quarter ended June 30, 1996 from $2,052 for the comparable quarter of 1995. The increase in interest income was primarily the result of increasing cash balances predominantly due to proceeds from the sales of Orchard Square in December 1995 and Holiday in May 1996.

SIX MONTHS ENDED JUNE 30, 1996:

Net loss increased $116,725 to net loss of $392,093 for the six months ended June 30, 1996 from net loss of $275,368 for the comparable six months of 1995. The significant factors contributing to the increased net loss in the six months of 1996 were declines in rental income and tenant reimbursement income and a loss on the sale of Holiday Shopping Center. These changes were partially offset by decreases in interest, depreciation, legal, management and leasing, taxes and insurance and utilities expenses and a lower provision for doubtful accounts. A substantial portion of these variances in income and expense can be attributed to the sale of Orchard Square in December 1995, the increase in losses at Tarrytown Mall and the sale of Holiday on May 3, 1996.

The Partnership's total income decreased $578,299 to $3,194,431 for the first six months in 1996 from $3,772,730 for the first six months in 1995. The change in total income consisted of a decrease in rental income of $549,220 to $2,654,863 for the 1996 period from $3,204,083 for the 1995 period and a decrease in tenant reimbursement income of $29,079 to $539,568 for the 1996 period from $568,647 for 1995 period.

Rental income declined primarily due to the sale of Orchard Square in December 1995 which had rental income of $408,057 for the six months ended June 30, 1995. Four of the Partnership's ten shopping centers had decreases in rental income, including significant decreases at Tarrytown Mall of $188,322, Holiday of $29,322 and Cloister of $23,335. Five of the shopping centers had decreases in tenant reimbursement income, including a significant decrease at Tarrytown Mall of $38,966. Tenant reimbursement income at Orchard Square was $56,964 for the first six months of 1995. The declines in rental income and tenant reimbursement income at Tarrytown Mall were primarily the result of the loss of income recorded with respect to the Wholesale Depot lease obligations and a 4% decrease in Tarrytown Mall's leased percentage. Wholesale Depot terminated its lease at Tarrytown Mall on October 7, 1994. Total income for the six months ended June 30, 1995 included approximately $217,400 of rental income and $63,200 of tenant reimbursement income with respect to the Wholesale Depot lease. Tarrytown Mall was approximately 61% leased at June 30, 1996, a decrease from 65% at June 30, 1995. The decline in rental income at Holiday was primarily due to the sale of that center on May 3, 1996. The decline in rental income at Cloister was primarily due to a decline in the shopping center's leased percentage. Cloister was approximately 95% leased at June 30, 1996, which represented a net leasing decline of 5% from June 30, 1995.

Decreases in rental income and tenant reimbursement income were partially offset by increases in rental income at six shopping centers and increases in tenant reimbursement income at five shopping centers, including significant increases in tenant reimbursement income at Lynnwood Place of $32,603 and Quality Center of $22,529. The increase at Lynnwood Place was primarily due to adjustments made in 1995 for a reduction in estimated real estate tax tenant reimbursements and for prior year accruals. Lynnwood Place was 100% leased at June 30, 1996 and 1995. The increase at Quality Center was primarily due to the addition of three new tenants in the fourth quarter of 1995. Quality Center was 75% leased at June 30, 1996, which represented a net leasing gain of 17% from June 30, 1995.

The following changes in leased percentages also contributed to changes in rental income and tenant reimbursement income. Berkeley Square experienced a net leasing gain from June 30, 1995 to June 30, 1996. Berkeley Square was approximately 95% leased at June 30, 1996, which represented an increase from approximately 86% leased at June 30, 1995. The leased percentages for four of the Partnership's remaining shopping centers, Highlandtown Village, Edgewood Plaza, Woodlawn Village and Jackson Heights remained unchanged from June 30, 1995. Highlandtown Village and Edgewood Plaza remained 100% leased from 1995. Woodlawn Village and Jackson Heights were approximately 93% and 99% leased, respectively, at June 30, 1996 and 1995. The Partnership's aggregate portfolio was approximately 84% leased at June 30, 1996 and 1995. The Partnership's shopping center portfolio at June 30, 1996 represented nine centers with approximately 951,000 leasable square feet. The portfolio at June 30, 1995 represented 11 shopping centers with approximately 1,120,000 square feet.

Total operating expenses decreased $504,141 to $3,550,170 in the 1996 period from $4,054,311 in the 1995 period. Approximately $358,199 of the decrease was due to the sale of Orchard Square in December 1995. Interest expense decreased $193,841 to $1,411,597 for the first six months of 1996 from $1,605,438 for the comparable six months of 1995. The net decrease in interest expense is primarily attributable to the sale of Orchard Square which had interest expense of $174,458 in the six months ended June 30, 1995 and a decline in interest expense at Berkeley Square of $40,268 as a result of the reduction in long-term debt related to that shopping center in the fourth quarter of 1995. These declines in interest expense were partially offset by interest expense of $60,113 at Edgewood Plaza in the 1996 period as a result of the Partnership obtaining a loan of $1,400,000 in September 1995 secured by this shopping center which was previously unencumbered.

Depreciation expense decreased $112,561 to $701,545 for the six months in 1996 from $814,106 for the comparable six months of 1995 primarily due to the sale of Orchard Square. Depreciation expense at Orchard Square was $106,701 in the six months of 1995.

Repairs and maintenance expense increased $19,462 to $450,736 for the 1996 period from $431,274 for the 1995 period. Significant changes in repairs and maintenance expense included a decrease at Jackson Heights of $27,342. Repairs and maintenance expense at Orchard Square was $24,669 in the six months ended June 30, 1995.

Taxes and insurance expense decreased $40,993 to $376,826 for the six months ended June 30, 1996 from $417,819 for the comparable six months of 1995. This net decrease was primarily attributable to the sale of Orchard Square. Taxes and insurance expense at Orchard Square was $38,960 in the 1995 period. Management and leasing to related parties decreased $42,347 to $177,500 for the 1996 period from $219,847 for the 1995 period. Management and leasing to related parties at Orchard Square was $25,325 in the 1995 period.

The aggregate provision for doubtful accounts was $23,405 for the six months ended June 30, 1996 as compared to $85,629 for the six months ended June 30, 1995. The provisions related to nine of the Partnership's shopping centers were lower in 1996 as compared to 1995.

Other expenses decreased $88,957 to $350,576 for the six months ended June 30, 1996 from $439,533 for the comparable six months in 1995. The decrease can primarily be attributed to decreases in legal expense at Tarrytown Mall and Quality Center of $30,582 and $19,051, respectively, and a decrease in administrative expense at Quality Center of $37,800. The decrease in legal expense at Tarrytown Mall was due to expenses incurred in 1995 related to the bankruptcy of Wholesale Depot and lease negotiations with a potential tenant for the Wholesale Depot space. The decrease in legal expense at Quality Center was due to expenses incurred in 1995 related to unsuccessful negotiations with a potential buyer for that shopping center. The decrease in administrative expense at Quality Center was due to an adjustment in 1995 in the marketing fund as a result of a decline in tenant contributions for this period and prior periods based on occupancy at the property. The declines in these expenses were partially offset by charges of $27,500 in 1996 for the reserve for environmental remediation at Orchard Square.

Interest income increased $36,120 to $42,333 for the quarter ended June 30, 1996 from $6,213 for the comparable quarter of 1995. The increase in interest income was primarily the result of increasing cash balances predominantly due to proceeds from the sales of Orchard Square in December 1995 and Holiday in May 1996.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     27.1 Financial Data Schedule for the six months ended
          June 30, 1996.

(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 1996.

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

Date: July 26, 1996     By:  /s/ Richard J. Himelfarb
     ------------------      -----------------------------------
                             Richard J. Himelfarb, President





                        By:  FW Realty Limited Partnership,
                             General Partner

                        By:  FW Corporation, General Partner

Date: July 26, 1996     By:  /s/ William J. Wolfe
     ------------------      ---------------------------------
                             William J. Wolfe, President

EXHIBIT INDEX

Exhibit
Number

27.1 Financial Data Schedule for the six months ended June 30, 1996.