Form 10-Q
period 1996-09-30
MID ATLANTIC CENTERS LIMITED PARTNERSHIP
filed 1996-11-01
CIK 808375

              SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

                           FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For The Quarterly Period Ended September 30, 1996

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

        MARYLAND                                   52-1490861
-----------------------------------------------------------------
(State or other jurisdiction                 (I.R.S. Employer
 of the organization)                         Identification No.)

111 South Calvert Street - Baltimore, MD          21203-1476
-----------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)

                         (410) 539-0000
-----------------------------------------------------------------
      (Registrant's telephone number, including area code)

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                               BALANCE SHEETS

                                                    September 30,  December 31,
                                                        1996          1995
                                                    ------------  -----------
                                                     (Unaudited)
 ASSETS:
 Investment in real estate held for lease, at cost:
   Land                                              $ 8,757,192  $ 9,124,457
   Buildings and improvements                         42,576,851   43,934,858
                                                     -----------  -----------
                                                      51,334,043   53,059,315
   Less accumulated depreciation                     (13,704,941) (13,271,409)
                                                     -----------  -----------
                                                      37,629,102   39,787,906
 Cash and cash equivalents                             3,119,967    1,664,994
 Tenant accounts receivable, net of allowance
   for doubtful accounts ($244,388 in 1996 and
   $326,673 in 1995)                                     738,146      791,031
 Prepaid expenses, mortgage escrows and other assets   1,129,295    1,098,187
 Intangible assets, net of accumulated amortization
   ($1,008,409 in 1996 and $935,235 in 1995)             174,256      222,427
                                                     -----------  -----------
   Total assets                                      $42,790,766  $43,564,545
                                                     ===========  ===========
 LIABILITIES AND PARTNERS' EQUITY:

 Long-term debt, including current maturities        $28,303,367  $29,130,611
 Accounts payable and accrued expenses                   274,992      211,208
 Cash flow protector loans                               789,203      789,203
 Interest payable                                        995,417      683,682
 Prepaid rents and security deposits                     166,816      203,141
 Due to related parties                                  107,133       90,903
                                                     -----------  -----------
   Total liabilities                                  30,636,928   31,108,748
                                                     -----------  -----------
 General partners and assignor limited partner           553,776      501,599
 Assignee limited partners (1,200,000 units
   authorized, issued and outstanding)                11,600,062   11,954,198
                                                     -----------  -----------
   Total partners' equity                             12,153,838   12,455,797
                                                     -----------  -----------
   Total liabilities and partners' equity            $42,790,766  $43,564,545
                                                     ===========  ===========

     The accompanying notes are an integral part of these balance sheets.

                      MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                              STATEMENTS OF OPERATIONS
                                    (Unaudited)


                               For the quarters ended For the nine months ended
                                    September 30,            September 30,
                               ---------------------- ------------------------
                                  1996        1995        1996        1995
                               ----------  ----------  ----------  ----------

Income:
 Rental income                 $1,337,022  $1,575,702  $3,991,885  $4,779,785
 Tenant reimbursement income      278,894     284,038     818,462     852,685
                               ----------  ----------  ----------  ----------
   Total income                 1,615,916   1,859,740   4,810,347   5,632,470
                               ----------  ----------  ----------  ----------

Operating expenses:
 Interest expense                 678,455     790,436   2,090,052   2,395,874
 Depreciation                     341,794     406,068   1,043,339   1,220,174
 Repairs and maintenance          227,582     215,946     678,318     647,220
 Taxes and insurance              189,814     207,694     566,640     625,513
 Management and leasing to
  related parties                 102,970     104,100     280,470     323,947
 Provision for doubtful accounts   29,396      39,081      52,801     124,710
 Amortization                      26,539      30,513      84,524      71,178
 Other expenses                   192,715     183,170     543,291     622,703
                                ---------  ----------  ----------  ----------
   Total operating expenses     1,789,265   1,977,008   5,339,435   6,031,319
                                ---------  ----------  ----------  ----------
Loss from rental operations      (173,349)   (117,268)   (529,088)   (398,849)
Other income:
 Gain on sale of pad sites        229,982        -        229,982        -
 Loss on sale of shopping center     -           -        (78,687)       -
 Interest income                   33,502      10,210      75,835      16,423
                                ---------  ----------  ----------  ----------
Net income (loss)               $  90,135  $ (107,058) $ (301,958) $ (382,426)
                                =========  ==========  ==========  ==========
Net income (loss) allocated to
 general partners               $  56,098  $   (1,070) $   52,177  $   (3,824)
                                =========  ==========  ==========  ==========
Net income (loss) allocated to
 assignee limited partners      $  34,037  $ (105,988) $ (354,135) $ (378,602)
                                =========  ==========  ==========  ==========
Net income (loss) allocated to
 assignee limited partners
 per unit (1,200,000 units
 issued and outstanding)        $    0.03  $    (0.09) $    (0.30) $    (0.32)
                                =========  ==========  ==========  ==========
    The accompanying notes are an integral part of these statements.

                 MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                         STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                                 For the nine months ended
                                                       September 30,
                                                 -------------------------
                                                      1996         1995
                                                   ----------   ----------

Cash flows from operating activities:
 Net loss                                          $ (301,958)  $ (382,426)
                                                   ----------   ----------
 Adjustments to reconcile net loss to net
 cash provided by operating activities:
  Depreciation and amortization                     1,127,863    1,291,352
  Gain on sale of pad sites                          (229,982)        -
  Loss on sale of shopping center                      78,687         -
 Changes in operating assets and liabilities:
  Decrease in tenant accounts receivable, net          52,885      264,883
  Increase in prepaid expenses and other assets      (117,487)    (131,421)
  Increase in accounts payable and accrued
    expenses                                           27,459      279,903
  Increase in accrued interest payable                311,735      119,099
  Increase (decrease) in due to related parties        16,230      (25,319)
                                                   ----------   ----------
    Total adjustments                               1,267,390    1,798,497
                                                   ----------   ----------
 Net cash provided by operating activities            965,432    1,416,071
                                                   ----------   ----------
Cash flows from investing activities:
 Proceeds from sale of real estate                  1,615,934         -
 Improvements of real estate                          (70,202)    (175,465)
                                                   ----------   ----------
 Net cash provided by (used in) investing
   activities                                       1,545,732     (175,465)
                                                   ----------   ----------
Cash flows from financing activities:
 Principal payments on long-term debt                (479,493)    (596,507)
 Retirement of long-term debt                        (347,751)        -
 Mortgage escrow deposits, net                       (194,394)    (582,485)
 Financing fees                                       (34,553)     (71,627)
 Proceeds from long-term debt                            -       1,400,000
                                                   ----------   ----------
 Net cash (used in) provided by financing
   activities                                      (1,056,191)     149,381
                                                   ----------   ----------
Net increase in cash and cash equivalents           1,454,973    1,389,987
Cash and cash equivalents at beginning of period    1,664,994      384,181
                                                   ----------   ----------
Cash and cash equivalents at end of period         $3,119,967   $1,774,168
                                                   ==========   ==========
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest                                         $1,778,317   $2,276,775
                                                   ==========   ==========

     The accompanying notes are an integral part of these statements.

                 MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                        Notes to Financial Statements
                            September 30, 1996

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

RENTAL INCOME. Certain leases provide for either abatement of rents or scheduled rent increases over the life of the leases. Rental income is recorded on a straight-line basis of equal monthly payments over the respective terms of the leases. The receivables related to the recording of rental income on a straight-line basis totalled $298,281 and $313,259 at September 30, 1996 and December 31, 1995, respectively.

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

NOTE B - RELATED PARTY TRANSACTIONS:

During the quarter ended September 30, 1996, the Partnership paid First Washington Management, Inc., an affiliate of FW Realty Limited Partnership, one of the general partners, $81,593 and Legg Mason Realty Capital, Inc., an affiliate of Realty Capital IV Limited Partnership, the other general partner, $36,001 for management fees and reimbursement of operating expenses. At September 30, 1996, $20,726 was payable to Legg Mason Realty Capital, Inc. and $12,976 was payable to First Washington Management, Inc. for management fees and reimbursement of operating expenses.

The general partners agreed to lend to the Partnership, without interest, up to 50% of the acquisition fees actually paid to them at the time the loan was made in the event the annual cumulative non-compounded return to assignee limited partners fell below 7% of the allocable invested capital for the period from February 1, 1989 through January 31, 1992. In 1990, the general partners fulfilled their obligation under these cash flow protector loan provisions. As of September 30, 1996, cash flow protector loans totalling $789,203 were outstanding ($599,794 to FW Realty Limited Partnership and $189,409 to Realty Capital IV Limited Partnership). The loans are non-interest bearing and are required to be repaid from distributable cash flow or sale or refinancing proceeds after the payment of a preferred return to assignee limited partners equal to a 10% annual cumulative non-compounded return on invested capital.

In addition, acquisition fees totalling $73,431 were payable as of September 30, 1996 to FW Realty Limited Partnership in the amount of $55,808 and to Realty Capital IV Limited Partnership in the amount of $17,623.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Partnership's financial statements are prepared based on the accrual method of accounting. The Partnership's rental income from its shopping center properties consists of base rents from tenants occupying space in each shopping center. In addition, certain leases provide for additional rent computed on the basis of a percentage of gross sales in excess of specified levels. In some cases, leases provide for rent abatements and scheduled rent increases over the life of the lease. To the extent a lease provides for rent abatements or adjustments, the Partnership, in accordance with generally accepted accounting principles, recognizes rental income on a straight-line basis of equal monthly payments over the term of such lease. Market conditions have dictated offering a wide variety of concessions to prospective tenants, which most frequently include a combination of free rent and reduced rents.

As of September 30, 1996, tenant rent receivables prior to the allowance for doubtful accounts totaled $982,534 of which amount $298,281 represented receivables required to be accrued in accordance with applicable accounting principles to reflect scheduled rent increases over the terms of the applicable leases and $684,253 represented the balance. As of December 31, 1995 and September 30, 1995, such rent receivables totaled $1,117,704 and $1,442,849, respectively, of which amounts $313,259 and $675,412, respectively, represented receivables required to be accrued and $804,445 and $767,437, respectively, represented the balances. The Partnership wrote off tenant rent receivables and charged the allowance for doubtful accounts in the quarters ended September 30, 1996 and 1995 for $82,266 and $12,049, respectively.

CASH FLOW

The Partnership recorded a $1,454,973 net increase in cash and cash equivalents in the nine months ended September 30, 1996, with $965,432 in net cash provided by operating activities and $1,545,732 provided by investing activities, partially offset by $1,056,191 used in financing activities. The increase in cash and cash equivalents is primarily attributable to the sale of Holiday, the sale of a pad site at Edgewood Plaza and the release of a mortgage escrow deposit to the Partnership related to Edgewood Plaza. The sale of Holiday on May 3, 1996 contributed approximately $858,000 to the increase in cash and cash equivalents after payment of mortgage debt and transaction expenses related to the sale. The sale of a pad site at Edgewood Plaza contributed approximately $209,000 after payment of sale expenses. The release of an escrow for completion of the environmental remediation at Edgewood Plaza contributed $130,000. The net proceeds from the sale of a pad site at Tarrytown Mall of $324,394 did not increase cash and cash equivalents since the proceeds were placed in escrow with the first trust lender.

The principal differences between net loss for the nine months ended September 30, 1996 of $301,958 and net cash provided by operating activities of $965,432 were the noncash charge of $1,127,863 for depreciation and amortization and an increase in accrued interest payable of $311,735. In connection with investing activities, in addition to $70,202 expended for improvements of real estate, the Partnership expended $278,972 from a capital improvement escrow related to Edgewood Plaza during 1996. The capital improvement escrow is included in prepaid expenses, mortgage escrows and other assets in the Partnership's financial statements. Net cash used in financing activities of $1,056,191 primarily resulted from the retirement of debt related to Holiday of $232,726, the payment of $115,025 to reduce the principal balance of the Quality Center mortgage in connection with a loan extension, monthly principal payments on long-term debt totalling $479,493, and the establishment of a mortgage escrow deposit of $324,394 from proceeds of the pad site sale at Tarrytown Mall. Principal payments on long-term debt included $181,500 with respect to the Tarrytown Mall first trust loan. For purposes of the statement of cash flows, the net use of cash for mortgage escrow deposits of $194,394 represented the mortgage escrow deposit at Tarrytown Mall of $324,394, net of the release of the $130,000 escrow for completion of the environmental remediation work at Edgewood Plaza.

LIQUIDITY AND CAPITAL RESOURCES

The cash and cash equivalents position of the Partnership at September 30, 1996 increased $1,454,973 from that at December 31, 1995. The Partnership's cash and cash equivalents position fluctuates from quarter to quarter as follows: (i) decreasing with the funding of lease-up costs and tenant improvements; (ii) decreasing with the funding of renovation and expansion costs of the shopping centers; (iii) increasing as borrowing and sales proceeds, net rental income and interest income are received; (iv) decreasing as expenses (including debt service requirements) are paid; and (v) decreasing by any payment of Partnership distributions.

It has been the policy of the Partnership to apply any increase in cash to increase Partnership working capital reserves, to provide for shopping center improvements if and when necessary, and to repay and refinance debt as required. That policy reflects the General Partners' belief that maintenance of adequate cash reserves is prudent in view of the current real estate and general economic environments and is consistent with the Partnership's objective to maintain and increase the value of its shopping centers. Consequently, there has been no assurance as to the availability of cash flow to make distributions to partners. However, in light of the consummation of the sales of Orchard Square and Holiday, the anticipated extensions of the Lynnwood Place and Woodlawn mortgages and other developments, the General Partners presently anticipate that the Partnership will make a cash distribution to Unitholders shortly after the close of the current year, although the amount of the distribution cannot be predicted.

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

The Lynnwood Place mortgage, which had an outstanding principal balance of $6,245,965 at September 30, 1996, was scheduled to mature on July 10, 1996. The lender extended the term of this loan to December 31, 1996 on the same terms and conditions previously existing under the loan. In October 1996, the Partnership executed an application to extend the mortgage for three years beginning January 1, 1997. The terms of the extended mortgage loan include an interest rate of 9.5% and level payments of approximately $651,000 annually based on a 21 year principal amortization. The extended mortgage will be prepayable without penalty in the event of sale of the center. To obtain the mortgage extension on the terms described, the Partnership will pay the lender $300,000 in reduction of the principal balance of this loan and a fee of approximately $59,000.

The Woodlawn Village mortgage, which had an outstanding principal balance of $1,816,541 at September 30, 1996, matures December 1, 1996. In October 1996, the Partnership executed an application to extend the full principal balance of the loan for a 10 year term at an interest rate of 8.5%. The mortgage is designed to be assumable by a buyer of the property. To obtain this extension, the Partnership will pay the lender a fee of approximately $18,000.

The Quality Center mortgage, which had an outstanding principal balance of $3,701,026 at September 30, 1996, matures on February 1, 1997. The Partnership intends to seek an extension of this mortgage with the lender.

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

In the nine months ended September 30, 1996, depreciation charges with respect to Tarrytown Mall were $250,445 and accruals of unpaid interest arising under the mortgage and described below were $301,391.

At September 30, 1996, Tarrytown Mall was subject to $7,127,438 in mortgage indebtedness, of which $1,742,440 is represented by a first trust mortgage and $5,384,998 is represented by a second trust mortgage. In addition, at September 30, 1996, $16,100 in interest was accrued with respect to the first mortgage and $800,932 in interest was accrued with respect to the second mortgage. Both the first and second mortgages (principal and interest) are nonrecourse to the Partnership. The first trust mortgage required principal payments of $19,000 per month until June 30, 1996 when required principal payments were scheduled to increase to $44,000 per month. The first trust lender agreed to reduce the required payment schedule of principal payments to $22,500 per month until June 30, 1997 or such earlier date as a replacement tenant is found for the Wholesale Depot space. All other loan terms remain unchanged. Monthly principal payments are scheduled to increase to $49,000 on July 1, 1997 and to $54,000 on February 1, 1998. Net cash flow from operations at Tarrytown Mall currently would be insufficient to meet the July 1997 scheduled increase in the monthly principal payments under the first trust mortgage.

The second trust mortgage requires that after payment of first trust debt service and capital improvements made with respect to Tarrytown Mall, net cash flow from operations from that center be applied to second trust mortgage interest and principal curtailments. To the extent that net cash flow is insufficient to make second trust debt service payments, unpaid interest on the second trust loan is accrued rather than paid. The Partnership accrued $301,391 in unpaid interest in the first nine months of 1996. Accrued and unpaid interest bears interest at 8% per annum and is due at the maturity of the loan or earlier to the extent net cash flow is available.

Prepaid expenses, mortgage escrows and other assets in the Partnership's financial statements include approximately $581,000 with respect to Tarrytown Mall, all of which is pledged to secure mortgage debt related to that property. Interest payable includes approximately $817,000 with respect to Tarrytown Mall, which is payable out of cash flow from operations and from sale or refinancing proceeds from that property and is not reflective of the fact that the principal and interest related to the Tarrytown Mall mortgages are nonrecourse to the Partnership.

On August 6, 1996, the Partnership sold a pad site of approximately
1.15 acres of land at Tarrytown Mall to an unrelated third party for a price of $330,000. The pad site was formerly occupied by an automotive center which vacated the space May 31, 1996. The purchaser intends to build a restaurant franchised by a national restaurant chain. For financial reporting purposes, a gain, after transaction expenses, of approximately $154,000 was recorded in August 1996. The net proceeds from the sale, after payment of transaction expenses, of approximately $324,000 were placed in escrow with the first trust lender to be used for one of the following three purposes: (1) to fund tenant improvement work if a replacement tenant is found for the Wholesale Depot space, (2) to acquire an adjoining parcel of land to enhance visibility and provide additional customer parking at Tarrytown Mall or (3) to reduce the principal amount of the first trust loan.

On September 25, 1996, the Partnership sold a pad site at Edgewood Plaza to an unrelated third party for a price of approximately $220,000. For financial reporting purposes, a gain, after transaction expenses, of approximately $76,000 was recorded in September 1996. The pad site was not secured by the Edgewood Plaza mortgage. The net proceeds from the sale, after transaction expenses, were approximately $209,000.

In September 1995, the Partnership obtained a loan secured by Edgewood Plaza. From loan proceeds of $1,400,000, $452,485 was placed in escrow for a capital improvement plan at Edgewood Plaza. As of September 30, 1996, the Partnership has expended $441,840 from the capital improvement escrow. The improvements to Edgewood Plaza which include a new facade, roof and parking lot resurfacing were substantially completed in July 1996. The Partnership executed a lease modification with Santoni's Market, an anchor tenant at Edgewood Plaza, requiring an annual rent increase of approximately $25,000, which commenced July 1, 1996. Other tenants agreed to annual rent increases totaling approximately $7,000 which were also effective at that time.

From the Edgewood Plaza loan proceeds, $130,000 was also placed in escrow for environmental remediation work at the property. A former tenant at Edgewood Plaza paid substantially all of the costs incurred with respect to this remediation. In July 1996, the $130,000 escrow was released to the Partnership. The Partnership received final closure from the Maryland Department of the Environment in September 1996.

At Edgewood Plaza, Rite-Aid, an anchor tenant leasing 6,400 square feet, acquired property and constructed a free-standing retail store directly across Route 755 from the shopping center. The free-standing Rite-Aid opened in October 1996 and Rite-Aid at Edgewood Plaza closed its store at that time. Rite-Aid's lease with the Partnership expires July 31, 1999. The Partnership will attempt to negotiate a termination agreement with Rite-Aid regarding its lease obligation with the Partnership.

On October 7, 1996, the Partnership sold a parcel of land at Jackson Heights to an unrelated third party for a price of $40,000.

The purchaser intends to build a restaurant franchised by a national restaurant chain on property adjacent to Jackson Heights and the parcel of land was required to meet parking needs. The net proceeds of approximately $35,000 were applied to reduce the mortgage on that property.

Subsequent to September 30, 1996, the Partnership is obligated to expend approximately $63,000 for tenant fit-up costs in connection with tenant leases which have been signed and other committed capital expenditures. This amount does not include tenant improvement expenditures for prospective or future tenants.

The Partnership executed a lease modification with Food Lion at Woodlawn Village for an expansion of its store from 25,000 to 32,744 square feet. Upon completion, the expansion would add 4,444 square feet to the center and convert 3,300 square feet of in-line space to Food Lion use. Food Lion obtained the required building permits and commenced construction in the third quarter of 1996.
As part of the lease modification, Food Lion is funding substantially all of the expansion costs. The expansion is expected to be completed in the first quarter of 1997 and is intended to add to the stability of the center.

In connection with the sale of Orchard Square, the Partnership retained responsibility for certain environmental issues. In February 1996, the Partnership's environmental consultants completed their assessment to determine the extent of any environmental liability and concluded that no remediation was required. Their report was submitted to the applicable state regulatory agency which is empowered to make its own independent finding. That agency required the Partnership to conduct certain soil testing and environmental remediation procedures which were completed in August 1996. The Partnership received final closure from the Georgia Department of Natural Resources in October 1996. The Partnership incurred approximately $85,000 in costs related to the testing and remediation procedures, of which $36,000 is included in accounts payable and accrued expenses in the Partnership's financial statements at September 30, 1996.

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

In the fourth quarter of 1995, discussions between Realty Capital IV Limited Partnership on behalf of the Partnership and FWREIT were reopened regarding the possible sale for cash of the Partnership's shopping centers to an affiliate of FWREIT. It was determined to defer those discussions pending the outcome of the initiatives underway to sell certain Partnership's shopping centers through third party brokers.

The General Partners will endeavor to complete the sale of the Partnership's assets and distribute the net proceeds to Unitholders by the end of 1997. To that end, the Partnership sold Orchard Square in December 1995 and Holiday in May 1996, has listed four properties, Lynnwood Place, Jackson Heights, Cloister and Berkeley Square, with brokers active in the markets where these centers are located, and is in direct negotiations with a potential buyer of Highlandtown.

With respect to the four remaining properties, the General Partners have adopted the following strategies: (i) the listing of Woodlawn Village for sale should await completion of the Food Lion expansion in the first quarter of 1997; (ii) the listing of Edgewood Plaza should await the outcome of negotiations with Rite-Aid regarding its anchor space; (iii) the listing of Quality Center should await further progress in the Partnership's attempt to reposition Quality Center from a factory outlet center to a neighborhood and community convenience center and (iv) the disposition of Tarrytown Mall should be resolved based on the outcome of discussions with that center's mortgage lenders.

The Partnership may reopen discussions with FWREIT regarding a sale of Partnership assets to that REIT. Although the General Partners will endeavor to complete the sale of the Partnership's assets and liquidate the Partnership by the end of 1997, there can be no assurance that this objective will be achieved.

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

RESULTS OF OPERATIONS

The results of operations for the quarter ended September 30, 1996 reflect the operations of nine shopping centers. The results of operations for the nine months ended September 30, 1996 reflect the operations of ten shopping centers through May 2, 1996 and nine shopping centers thereafter. The results of operations for the comparable quarter and nine months in 1995 reflect the operations of eleven shopping centers. The Partnership sold Orchard Square Shopping Center on December 29, 1995 and Holiday Shopping Center on May 3, 1996. The net income (loss) for each shopping center is as follows:

                               Net income (loss) for   Net income (loss) for
                                the quarters ended     the nine months ended
                               ---------------------   ---------------------
 Shopping Centers / Location    9/30/96     9/30/95     9/30/96     9/30/95
 ----------------------------  --------    --------    --------    --------
 WOODLAWN VILLAGE
   Fredericksburg, VA........  $(18,346)   $ (7,218)   $(39,184)   $(37,792)
 LYNNWOOD PLACE
   Jackson, TN...............   (15,611)    (24,183)    (88,376)   (146,668)
 HIGHLANDTOWN VILLAGE
   Baltimore, MD.............     8,880      18,038      22,542      12,803
 JACKSON HEIGHTS PLAZA
   Murfreesboro, TN..........    30,702      35,201     131,953      78,877
 HOLIDAY
   Collinsville, VA..........       -         2,688       9,471      18,113
 CLOISTER
   Ephrata, PA...............     6,360      23,163      20,265      65,912
 ORCHARD SQUARE
   Cobb County, GA...........       -        29,771         -       105,954
 EDGEWOOD PLAZA
   Harford County, MD........    23,812      31,532      55,137     111,259
 TARRYTOWN MALL
   Rocky Mount, NC...........  (134,996)   (108,461)   (403,879)   (191,860)
 BERKELEY SQUARE
   Goose Creek, SC...........    20,720      (9,908)     64,330     (54,745)
 QUALITY CENTER
   Lancaster, PA.............   (34,099)    (64,502)   (126,285)   (228,818)
                              ---------   ---------   ---------   ---------
 Shopping center totals        (112,578)    (73,879)   (354,026)   (266,965)
 Gain on sale of pad sites      229,982         -       229,982         -
 Loss on sale of center             -           -       (78,687)        -
 Other expenses                 (27,269)    (33,179)    (99,227)   (115,461)
                              ---------   ---------   ---------   ---------
 Total                        $  90,135   $(107,058)  $(301,958)  $(382,426)
                              =========   =========   =========   =========

THREE MONTHS ENDED SEPTEMBER 30, 1996:

The Partnership reported net income of $90,135 for the third quarter of 1996 and net loss of $107,058 for the comparable quarter of 1995. The significant factors contributing to the improved net income in the third quarter of 1996 were gains on the sales of pad sites of $229,982, an increase in interest income and decreases in interest, depreciation, and taxes and insurance expenses. These factors were partially offset by a decline in rental income. A substantial portion of these variances in income and expense can be attributed to the sale of Orchard Square in December 1995, the increase in losses at Tarrytown Mall and the sale of Holiday on May 3, 1996.

The Partnership's total income decreased $243,824 to $1,615,916 in the quarter ended September 30, 1996 from $1,859,740 in the comparable quarter of 1995. The decrease in total income consisted of a decline in rental income of $238,680 to $1,337,022 for the third quarter of 1996 from $1,575,702 for the third quarter of 1995 and a decrease in tenant reimbursement income of $5,144 to $278,894 for the 1996 quarter from $284,038 for the 1995 quarter.

Rental income declined primarily due to the sale of Orchard Square in December 1995 which had rental income of $197,537 in the third quarter of 1995 and the sale of Holiday in May 1996 which had rental income of $47,335 in the 1995 quarter. Five of the Partnership's nine shopping centers had decreases in rental income, including significant decreases at Tarrytown Mall of $31,275. The decline in rental income at Tarrytown Mall was primarily the result of the loss of income recorded with respect to the Wholesale Depot lease obligations. Wholesale Depot terminated its lease at Tarrytown Mall on October 7, 1994. Rental income for the quarter ended September 30, 1995 included approximately $32,000 of rental income with respect to the Wholesale Depot lease. Tarrytown Mall was approximately 62% leased at September 30, 1996 and 1995. Three of the shopping centers had decreases in tenant reimbursement income. Tenant reimbursement income at Orchard Square and Holiday were $39,612 and $453, respectively, in the third quarter of 1995.

The declines in rental income and tenant reimbursement income were partially offset by increases in rental income at four shopping centers and increases in tenant reimbursement income at six shopping centers. These increases included increases in rental income at Quality Center of $22,920 and at Edgewood of $19,110 and an increase in tenant reimbursement income at Quality Center of $20,040. The increases in rental and tenant reimbursement income at Quality Center were primarily due to an increase in Quality Center's leased percentage. Quality Center was 77% leased at September 30, 1996, which represented a net leasing gain of 7% from September 30, 1995. The increase in rental income at Edgewood Plaza was primarily due to increased rental rates. Edgewood Plaza was 100% leased at September 30, 1996 and 1995.

The following changes in leased percentages also contributed to changes in rental income and tenant reimbursement income. Berkeley Square and Jackson Heights experienced net leasing gains from

September 30, 1995 to September 30, 1996. Berkeley Square was approximately 95% leased at September 30, 1996, which represented an increase from approximately 92% leased at September 30, 1995. Jackson Heights was 100% leased at September 30, 1996, an increase of 1% from September 30, 1995. The leased percentage for Lynnwood Place remained unchanged from September 30, 1995 at 100% leased. Highlandtown Village, Cloister and Woodlawn experienced net leasing declines at September 30, 1996 from September 30, 1995. Highlandtown Village, Cloister and Woodlawn were 98%, 95% and 90% leased, respectively, which represented declines of 2%, 5% and 3%, respectively. The Partnership's aggregate portfolio was approximately 84% leased at September 30, 1996 and 1995. The Partnership's shopping center portfolio at September 30, 1996 represented nine centers with approximately 945,000 leasable square feet. The portfolio at September 30, 1995 represented 11 shopping centers with approximately 1,120,000 square feet.

Total operating expenses decreased $187,743 to $1,789,265 in the 1996 period from $1,977,008 in the 1995 period. Approximately $181,000 of the decrease was due to the sale of Orchard Square in December 1995 and approximately $44,000 of the decrease was due to the sale of Holiday in May 1996. Interest expense decreased $111,981 to $678,455 for the third quarter of 1996 from $790,436 for the third quarter of 1995. The net decrease in interest expense is primarily attributable to the sale of Orchard Square which had interest expense totaling $86,760 in the third quarter of 1995 and a decline in interest expense at Berkeley Square of $22,046 as a result of the reduction in long-term debt related to that shopping center in the fourth quarter of 1995. These declines in interest expense were partially offset by an increase in interest expense of $26,232 at Edgewood Plaza in the third quarter of 1996 as a result of the Partnership obtaining a loan of $1,400,000 in September 1995 secured by this shopping center which was previously unencumbered.

Depreciation expense decreased $64,274 to $341,794 for the quarter ended September 30, 1996 from $406,068 for the comparable quarter of 1995 primarily due to the sale of Orchard Square. Depreciation expense at Orchard Square was $53,350 in the third quarter of 1995.

Taxes and insurance expense decreased $17,880 to $189,814 for the quarter ended September 30, 1996 from $207,694 for the comparable quarter of 1995. This net decrease was primarily attributable to the sale of Orchard Square. Taxes and insurance expense at Orchard Square was $17,495 in the third quarter of 1995.

Interest income increased $23,292 to $33,502 for the quarter ended September 30, 1996 from $10,210 for the comparable quarter of 1995. The increase in interest income was primarily the result of increasing cash balances predominantly due to proceeds from the sales of Orchard Square in December 1995 and Holiday in May 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1996:

Net loss decreased $80,468 to net loss of $301,958 for the nine months ended September 30, 1996 from net loss of $382,426 for the comparable nine months of 1995. The significant factors contributing to the decreased net loss in the nine months of 1996 were gains on the sales of pad sites, an increase in interest income and declines in interest, depreciation, taxes and insurance, management and leasing and other expenses. These factors were partially offset by declines in rental and tenant reimbursement income, a loss on the sale of Holiday Shopping Center, and an increase in repairs and maintenance expense. A substantial portion of these variances in income and expense can be attributed to the sale of Orchard Square on December 29, 1995, the increase in losses at Tarrytown Mall and the sale of Holiday on May 3, 1996.

The Partnership's total income decreased $822,123 to $4,810,347 for the first nine months in 1996 from $5,632,470 for the first nine months in 1995. The change in total income consisted of a decrease in rental income of $787,900 to $3,991,885 for the 1996 period from $4,779,785 for the 1995 period and a decrease in tenant reimbursement income of $34,223 to $818,462 for the 1996 period from $852,685 for 1995 period.

Rental income declined primarily due to the sale of Orchard Square in December 1995, the sale of Holiday in May 1996 and declines in rental income at Tarrytown Mall of $219,597 and Cloister of $32,570. Orchard Square had rental income of $605,594 for the nine months ended September 30, 1995. Rental income with respect to Holiday decreased $77,705 in 1996 as compared to 1995 as a result of the sale of that center. Three of the nine shopping centers had decreases in tenant reimbursement income, including a significant decrease at Tarrytown Mall of $35,912. Tenant reimbursement income at Orchard Square was $96,576 for the first nine months of 1995. The declines in rental income and tenant reimbursement income at Tarrytown Mall were primarily the result of the loss of income recorded with respect to the Wholesale Depot lease obligations. Wholesale Depot terminated its lease at Tarrytown Mall on October 7, 1994. Total income for the nine months ended September 30, 1995 included approximately $249,400 of rental income and $63,200 of tenant reimbursement income with respect to the Wholesale Depot lease. Tarrytown Mall was approximately 62% leased at September 30, 1996 and 1995. The decline in rental income at Cloister was primarily due to a decline in the shopping center's leased percentage. Cloister was approximately 95% leased at September 30, 1996, which represented a net leasing decline of 5% from September 30, 1995.

The declines in rental income and tenant reimbursement income were partially offset by increases in rental income and tenant reimbursement income at six shopping centers, including significant increases in rental income at Edgewood Plaza of $28,907 and Quality

Center of $37,551 and increases in tenant reimbursement income at Lynnwood Place of $34,932, Highlandtown of $26,191, and Quality Center of $42,569. The increase in rental income at Edgewood Plaza was predominantly due to increased rental rates commencing July 1, 1996 when the capital improvement plan at Edgewood Plaza was substantially complete as well as other tenant rollovers. Edgewood Plaza was 100% leased at September 30, 1996 and 1995. The increase in rental and tenant reimbursement income at Quality Center was primarily due to an increase in the shopping center's leased percentage. Quality Center was 77% leased at September 30, 1996, which represented a net leasing gain of 7% from September 30, 1995. The increase in tenant reimbursement income at Lynnwood Place was primarily due to adjustments made in 1995 for a reduction in estimated real estate tax tenant reimbursements and for prior year accruals. Lynnwood Place was 100% leased at September 30, 1996 and 1995. The increase in tenant reimbursement income at Highlandtown Village was primarily due to an increase in reimbursable expenses and adjustments made in 1995 for prior year accruals. Highlandtown was 98% leased at September 30, 1996, a decrease of 2% from September 30, 1995.

The following changes in leased percentages also contributed to changes in rental income and tenant reimbursement income. Berkeley Square and Jackson Heights experienced net leasing gains from September 30, 1995 to September 30, 1996. Berkeley Square was approximately 95% leased at September 30, 1996, which represented an increase from approximately 92% leased at September 30, 1995. Jackson Heights was 100% leased at September 30, 1996, an increase of 1% from September 30, 1995. The leased percentage for Woodlawn Village was 90% at September 30, 1996, which represented a net decline of 3% from September 30, 1995. The Partnership's aggregate portfolio was approximately 84% leased at September 30, 1996 and 1995. The Partnership's shopping center portfolio at September 30, 1996 represented nine centers with approximately 945,000 leasable square feet. The portfolio at September 30, 1995 represented 11 shopping centers with approximately 1,120,000 square feet.

Total operating expenses decreased $691,884 to $5,339,435 in the 1996 period from $6,031,319 in the 1995 period. Approximately $539,420 of the decrease was due to the sale of Orchard Square in December 1995. Total operating expenses at Holiday declined $67,866 primarily due to the sale of the shopping center on May 3, 1996. Interest expense decreased $305,822 to $2,090,052 for the first nine months of 1996 from $2,395,874 for the comparable nine months of 1995. The net decrease in interest expense is primarily attributable to the sale of Orchard Square which had interest expense of $261,218 in the nine months ended September 30, 1995 and declines in interest expense at Berkeley Square of $62,314 and Lynnwood Place of $22,421. Interest expense at Berkeley Square declined as a result of the reduction in long-term debt related to that shopping center in the fourth quarter of 1995. Interest expense at Lynnwood Place declined as a result of a decrease in the interest rate in July 1995. These declines in interest expense were partially offset by an increase in interest expense of $86,345 at Edgewood Plaza in the 1996 period as a result of the Partnership obtaining a loan of $1,400,000 in September 1995 secured by this shopping center which was previously unencumbered.

Depreciation expense decreased $176,835 to $1,043,339 for the nine months ended September 30, 1996 from $1,220,174 for the comparable nine months of 1995 primarily due to the sales of Orchard Square and Holiday. Depreciation expense at Orchard Square was $160,051 in the nine months of 1995. Depreciation expense at Holiday declined $25,033 in 1996 from 1995.

Repairs and maintenance expense increased $31,098 to $678,318 for the 1996 period from $647,220 for the 1995 period. Significant changes in repairs and maintenance expense included increases at Tarrytown Mall of $33,228 and Quality Center of $24,616, which were partially offset by a decrease at Jackson Heights of $33,887. Repairs and maintenance expense at Orchard Square was $47,480 in the nine months ended September 30, 1995.

Taxes and insurance expense decreased $58,873 to $566,640 for the nine months ended September 30, 1996 from $625,513 for the comparable nine months of 1995. This net decrease was primarily attributable to the sale of Orchard Square. Taxes and insurance expense at Orchard Square was $56,455 in the 1995 period. Management and leasing to related parties decreased $43,477 to $280,470 for the 1996 period from $323,947 for the 1995 period. Management and leasing to related parties at Orchard Square was $40,325 in the 1995 period.

The aggregate provision for doubtful accounts was $52,801 for the nine months ended September 30, 1996 as compared to $124,710 for the nine months ended September 30, 1995. The provisions related to eight of the Partnership's shopping centers were lower in 1996 as compared to 1995.

Other expenses decreased $79,412 to $543,291 for the nine months ended September 30, 1996 from $622,703 for the comparable nine months in 1995. The decrease can primarily be attributed to decreases in legal expense at Tarrytown Mall and Quality Center of $33,903 and $17,587, respectively, and decreases in administrative expense at Quality Center and Edgewood Plaza of $30,415 and $21,873, respectively. The decrease in legal expense at Tarrytown Mall was due to expenses incurred in 1995 related to the bankruptcy of Wholesale Depot and lease negotiations with a potential tenant for the Wholesale Depot space. The decrease in legal expense at Quality Center was due to expenses incurred in 1995 related to unsuccessful negotiations with a potential buyer for that shopping center. The decrease in administrative expense at Quality Center was due to an adjustment in 1995 in the marketing fund as a result of a decline in tenant contributions for this period and prior periods based on occupancy at the property. The decrease in administrative expense at Edgewood Plaza can primarily be attributed to a reversal of a reserve for estimated environmental remediation costs required at that property as a former tenant paid the applicable expenses. The declines in these expenses were partially offset by charges of approximately $40,000 in 1996 for environmental testing and remediation at Orchard Square.

Interest income increased $59,412 to $75,835 for the nine months ended September 30, 1996 from $16,423 for the comparable nine months of 1995. The increase in interest income was primarily the result of increasing cash balances predominantly due to proceeds from the sales of Orchard Square in December 1995 and Holiday in May 1996.


PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     27.1 Financial Data Schedule for the nine months ended
          September 30, 1996.

(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Partnership during the quarter ended September 30, 1996.

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

Date: November 1, 1996  By:  /s/ Richard J. Himelfarb
     ------------------      -----------------------------------
                             Richard J. Himelfarb, President



                        By:  FW Realty Limited Partnership,
                             General Partner

                        By:  FW Corporation, General Partner

Date: November 1, 1996  By:  /s/ William J. Wolfe
     ------------------      ---------------------------------
                             William J. Wolfe, President

EXHIBIT INDEX

Exhibit
Number

27.1 Financial Data Schedule for the nine months ended September 30, 1996.