Form 10-Q/A
period 1996-09-30
MID ATLANTIC CENTERS LIMITED PARTNERSHIP
filed 1997-01-09
CIK 808375

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

ITEM 6.  REVISED EXHIBITS INDEX

(a)  EXHIBITS

3.1   Third Amended and Restated Agreement and Certificate of
      Limited Partnership.  (1)
3.2 Third Certificate of Amendment to Third Amended and Restated Agreement and Certificate of Limited Partnership. (3)
3.3 Second Certificate of Amendment to Third Amended and Restated Agreement and Certificate of Limited Partnership. (3)
3.4 First Certificate of Amendment to Third Amended and Restated Agreement and Certificate of Limited Partnership. (3)
4.1   Third Amended and Restated Agreement and Certificate of
      Limited Partnership.  (1)
4     The Partnership hereby agrees, pursuant to Item 601(b)(4)
      (iii)(A) of Regulation S-K, to furnish to the Commission upon request a copy of each instrument with respect to the rights of holders of the Edgewood Plaza long-term debt of the Partnership.
10.1  Form of Shopping Center Management and Leasing Agreement. (2)
10.2  Lease Agreement between Mid-Atlantic Centers Limited
      Partnership and Food Lion, Inc. (3)
10.3  Lease Agreement between Mid-Atlantic Centers Limited
      Partnership and Revco Drug Centers of Virginia Inc. (3)
10.4  Lease Agreement between Mid-Atlantic Centers Limited
      Partnership and The Kroger Company. (3)
10.5  Lease Agreement between Mid-Atlantic Centers Limited
      Partnership and Santoni's Markets Incorporated. (3)
10.6  Lease Agreement between Mid-Atlantic Centers Limited
      Partnership and Rite-Aid of Maryland, Inc. (3)
10.7  Lease Agreement between Mid-Atlantic Centers Limited
      Partnership and Family Dollar Stores of Martinsville,
      Virginia, Inc. (3)
10.8  Lease Agreement between Mid-Atlantic Centers Limited
      Partnership and Southeastern Outdoorsman, Inc. (3)
10.9  Lease Agreement between Mid-Atlantic Centers Limited
      Partnership and Noland Company, Inc. (3)
10.10 Lease Agreement between Mid-Atlantic Centers Limited
      Partnership and The Grand Union Company. (3)
10.11 Lease Agreement between Mid-Atlantic Centers Limited
      Partnership and The Reed Company. (3)
10.12 Lease Agreement between Mid-Atlantic Centers Limited
      Partnership and Family Dollar Stores of Pennsylvania, Inc. (3)
10.13 Lease Agreement between Mid-Atlantic Centers Limited
      Partnership and R.H. Properties Co. D/B/A  New Ephrata
      Farmer's Market. (3)
10.14 Lease Agreement between Mid-Atlantic Centers Limited
      Partnership and Santoni's, Inc. (3)
10.15 Lease Agreement between Mid-Atlantic Centers Limited
      Partnership and People's Service Drug Stores, Inc. (3)
10.16 Lease Agreement between Mid-Atlantic Centers Limited
      Partnership and Montgomery Ward Co., Inc. (3)
10.17 Lease Agreement between Mid-Atlantic Centers Limited
      Partnership and S.E. Nichols, Inc. (3)
10.18 Lease Agreement between Mid-Atlantic Centers Limited
      Partnership and Robert E. Lawlar. (3)
10.19 Lease Agreement between Mid-Atlantic Centers Limited
      Partnership and Ottis T. Cato D/B/A Bingo Time. (3)
10.20 Lease Agreement between Mid-Atlantic Centers Limited
      Partnership and Housewares Merchandisers, Inc. (3)
10.21 First Addendum to that certain contract between First
      Washington Development Group, Inc. and BPT Lynnwood Place
      Associates, LTD. dated March 11, 1987. (3)
10.22 Escrow Agreement between BPT Lynnwood Place Associates, Ltd.
      and Mid-Atlantic Centers Limited Partnership (pursuant to
      First Addendum to the Contract) dated July 16, 1987. (3)
10.23 Lease Guarantee Agreement between Mid-Atlantic Centers
      Limited Partnership and The Mitchell Company dated
      December 30, 1987. (3)
10.24 Escrow Agreement between The Mitchell Company, Mid-Atlantic
      Centers Limited Partnership and Mid-South Title Insurance
      Corporation dated December 30, 1987. (3)
10.25 First Amendment of Real Estate Purchase Contract between First Washington Development Group, Inc. and Five Shopping Center
      Co. dated December 7, 1987. (3)
10.26 First Addendum to Real Estate Purchase Contract between Quality Centers/Lancaster Limited Partnership and First Washington
      Development Group, Inc. dated September 13, 1988. (3)
10.27 Escrow Agreement between Fidelity Title & Guaranty Company,
      Quality Centers/Lancaster Limited Partnership and Mid-Atlantic Centers Limited Partnership dated January 31, 1989. (3)
10.28 Lease Agreement between Mid-Atlantic Centers Limited
      Partnership and Southeastern Health Spa, Inc. (4)
10.29 Lease Agreement between Mid-Atlantic Centers Limited
      Partnership and Frensleys, Inc. (4)
10.30 Lease Agreement between Mid-Atlantic Centers Limited
      Partnership and Nike Retail Services, Inc. (4)
10.31 Lease Agreement between Mid-Atlantic Centers Limited
      Partnership and Wanda Fay Toney and T.A. Coats, Jr. (5)
10.32 Lease Agreement between Mid-Atlantic Centers Limited
      Partnership and Video Vibes. (6)
10.33 Modification of Promissory Note and Statement of Loan Status between Mid-Atlantic Centers Limited Partnership and The
      Mitchell company. (7)
10.34 Supplemental agreement by and between Mid-Atlantic Centers
      Limited Partnership and Montgomery Ward & Co., Incorporated amending lease agreement included as Exhibit 10.16 of Form
      10-K for the year ended December 31, 1988. (7)
10.35 Lease agreement by and between Mid-Atlantic Centers Limited
      Partnership and Wholesale Depot Holding Company, Inc. (7)
10.36 Amended and Restated Nonrecourse Purchase Money Promissory
      Note dated January 13, 1994. (8)
10.37 Amendment to Note, Deed of Trust and Other Loan Documents dated January 13, 1994. (8)
10.38 Promissory Note ($196,710.00) dated January 13, 1994. (8)
10.39 Loan Agreement between Mid-Atlantic Centers and FirstTrust
      Bank dated January 13, 1994. (8)
10.40 Promissory Note between Mid-Atlantic Centers and FirstTrust
      Bank dated January 13, 1994. (8)
10.41 Lease agreement by and between Mid-Atlantic Centers Limited
      Partnership and W.S. Badcock Corporation. (8)
10.42 Purchase and Sale Agreement between Mid-Atlantic Centers
      Limited Partnership, RRC Acquisitions, Inc. and Ulmer,
      Murchison, Ashby and Taylor dated December 29, 1995. (10)
27.1  Financial Data Schedule for the nine months ended September 30, 1996.
28.1  Letter of Valuation for 11 Shopping Center Properties as of
      January 1, 1993. (6)
28.2  Pages 10-14 of the Registrant's Prospectus dated March 25,
      1987. (1)
28.3  Pages 14-17 of the Registrant's Prospectus dated March 25,
      1987. (1)
28.4  Pages 24-26 of the Registrant's Prospectus dated March 25,
      1987. (1)
28.5  Pages 37-39 of the Registrant's Prospectus dated March 25,
      1987. (1)
28.6  Pages 59-62 of the Registrant's Prospectus dated March 25,
      1987. (1)
28.7  Page 66 of the Registrant's Prospectus dated March 25,
      1987. (1)
28.8  Letter of Valuation for 11 Shopping Centers as of January 1,
      1994. (8)
28.9  Letter of Valuation for 11 Shopping Centers as of November 30,
      1994. (9)
28.10 Letter of Valuation for Ten Shopping Centers as of January 1,
      1996. (10)


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

  (10) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (File No. 0-16285).

                            SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        MID-ATLANTIC CENTERS LIMITED PARTNERSHIP

                        By:  Realty Capital IV Limited Partnership
                             General Partner

                        By:  LMRC IV, Inc., General Partner

Date: January 9, 1997   By:  /s/ Richard J. Himelfarb
     ------------------      -----------------------------------
                             Richard J. Himelfarb, President

EXHIBIT INDEX

Exhibit
Number

27.1 Financial Data Schedule for the nine months ended September 30, 1996.