Form 10-K
period 1996-12-31
MID ATLANTIC CENTERS LIMITED PARTNERSHIP
filed 1997-03-27
CIK 808375

           SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.  20549

                        FORM 10-K
(Mark One)
  X  Annual Report Pursuant to Section 13 or 15(d) of the
---- Securities Exchange Act of 1934

     For the fiscal year ended:  December 31, 1996

                              or
     Transition Report Pursuant to Section 13 or 15(d) of the
---- Securities Exchange Act of 1934

     For the transition period from        to

               Commission file no.: 0-16285

        MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
----------------------------------------------------------
(Exact name of registrant as specified in its Partnership
                      Agreement)

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
                        (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X    No
                                           ---      ---

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

The Partnership now owns a real estate portfolio of nine shopping center properties in six states having sold Orchard Square Shopping Center on December 29, 1995 and Holiday Shopping Center on May 3, 1996. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this report for a discussion of the sale of Orchard Square Shopping Center and Holiday Shopping Center. The nine remaining shopping centers range in size from approximately 47,000 leasable square feet to approximately 322,000 leasable square feet, with an aggregate for all shopping centers of approximately 945,000 leasable square feet as of December 31, 1996. All of the shopping centers owned by the Partnership were purchased from unaffiliated sellers. See Item 2. Properties of this report for a description of each shopping center property. Such descriptions are incorporated herein by reference.

The General Partners intend to offer the Partnership's properties for sale as described in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 13. Certain Relationships and Related Transactions herein. No definitive plan of disposition has been adopted by the Partnership to date beyond the listing of certain properties for sale and, as to Cloister Shopping Center, the execution of a contract of sale as described herein.

The Partnership's investments in the shopping center properties are subject to such risks as (i) adverse changes in general economic conditions and local conditions such as competitive over-building or decreases in employment or population, (ii) the uncertainty of lease renewals and possible inability to attract tenants to available space, (iii) tenant nonperformance of lease obligations, (iv) uncertainty of cash flow from operations, (v) adverse changes in the investment climate for real estate, including adverse changes in the availability of mortgage loans, (vi) adverse changes in zoning, tax or other local or federal governmental rules or regulations and (vii) other factors over which the Partnership may have little or no control and which cannot be predicted.

The Partnership's shopping center properties compete for tenants and consumer traffic with neighborhood and community shopping centers, individual retail establishments and shopping malls. The Partnership's properties have faced increased competition for tenants among shopping center developers, owners and operators as well as other retail establishments. Tenants consider many factors when evaluating potential retail space, including location, competition, rental rates, tenant fit-up allowances, lease terms, access, pedestrian and vehicular traffic, parking, quality of construction, tenant mix within the center and management of the centers. The Partnership faces the risk that tenants may vacate space prior to lease expirations or that the Partnership may not be successful in obtaining renewals of expiring leases or new tenants for available space. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this report for a discussion of the operations of the shopping centers.

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

ITEM 2.  PROPERTIES

The following discussion should be read in conjunction with Tables I through IV which follow the discussion below. Table I sets forth the average annual net rents and range of net rental rates per square foot for each of the shopping centers. Table II sets forth information relating to scheduled lease expirations during 1997. Table III provides information regarding tenants leasing 10% or more of the space in each shopping center as of December 31, 1996. Table IV sets forth information relating to estimated real estate taxes payable in 1997 for each shopping center.

In order to provide certain information required by retirement account investors, the nine shopping centers owned by the Partnership were appraised as of December 1, 1996 by an independent MAI appraiser. The appraisal estimates the current market value "as is" of the leased fee estate of each property. The December 1, 1996 appraised values of the shopping centers described in the Restricted Appraisal Report filed as an exhibit to this report are based upon the income capitalization approach to valuation. The Restricted Appraisal Report is the result of a limited appraisal process and is subject to the limiting conditions and assumptions stated therein.

An appraisal is only an estimate of current value and should not be relied upon as a reflection of realizable value. The value of real estate is typically driven by rent, occupancy, expense and yield expectations, measured in the form of capitalization rates. Capitalization rates depend on anticipated growth or decline in income and the degree of risk perceived. The income capitalization approach is a procedure which converts anticipated income to be derived from the Partnership's ownership in the shopping centers into a value estimate. In estimating the appraised value of the shopping centers under the income approach, projections of a stabilized level of net operating income (earnings before depreciation, interest and income taxes) were developed by the appraiser. The projected net operating income was then capitalized into an estimate of fair value utilizing overall rates of return selected by the appraiser. The appraiser also utilized a discounted cash flow analysis whereby the anticipated cash flows were discounted at a yield rate selected by the appraiser to determine estimated present value. The overall rates of return and yield rates used in such calculations are determined by the appraiser based on rates derived from selected current sales of comparable properties as well as investor surveys, and are therefore deemed by the appraiser to be reflective of current investor expectations. The appraised value of the Partnership's shopping centers should not be relied upon as an indication of realizable value at the present time or at any time in the future. The appraisals reflect value to the owner, and therefore do not make allowance for expenses that would be incurred in selling the properties. Furthermore, the methods and assumptions used by the appraiser in preparing the appraisal report are those that the appraiser, in its professional judgment, concluded were appropriate. There is no assurance that such assumptions will materialize or that other or different methods or assumptions that would result in lower values might be appropriate.

The following table sets forth the appraised value (free and clear of all mortgages or other financing secured by the shopping centers) of each shopping center owned by the Partnership as of December 1, 1996 and December 31, 1995:

                                         APPRAISED VALUE
              PROPERTY               12/01/96      12/31/95
        Woodlawn Village           $ 2,375,000   $ 2,375,000
        Lynnwood Place               6,450,000     6,950,000
        Highlandtown Village         4,550,000     5,000,000
        Jackson Heights              4,800,000     4,700,000
        Holiday (1)                       -        1,200,000
        Cloister                     2,550,000     2,700,000
        Edgewood                     2,150,000     2,470,000
        Tarrytown Mall               4,500,000     6,100,000
        Berkeley Square              3,000,000     3,075,000
        Quality Center               3,950,000     4,500,000

          Total                    $34,325,000   $39,070,000

        (1) - Holiday was sold in May 1996.

The resulting aggregate appraised value of the Partnership's shopping centers as of December 1, 1996, less the Partnership's mortgages and after certain other adjustments resulted in a valuation of the Partnership's net assets at approximately $12,223,000. Based on 1,200,000 Assignee Limited Partnership Units (the "Units") outstanding, this equates to approximately $10.19 per Unit. The net asset value of the Partnership does not account for selling expenses.

The aggregate appraised value of the Partnership's shopping centers as of December 31, 1995, less the Partnership's mortgages and other adjustments resulted in a valuation of the Partnership's net assets at approximately $13,052,000. Based on 1,200,000 Units outstanding, this equated to approximately $10.88 per Unit.

The 6% per Unit decrease in net asset value from December 31, 1995 to December 31, 1996 was primarily attributable to declines in the appraised values of Quality Center, Lynnwood Place and Highlandtown Village. The decline in the value of Quality Center reflects a decline in the projected net operating income from that center. The decline in the value of Lynnwood Place reflects an increase in the capitalization rate and a decline in the projected net operating income for that center. The decline in the value of Highlandtown Village reflects an increase in the capitalization rate for that center. Highlandtown Village has encountered increased competition from a newly constructed free-standing grocery store, Safeway, in its market area. The negative effects of these declines in values were offset in part by a decline in the Partnership's long-term debt and an increase in the Partnership's cash and cash equivalents. For 1996 and 1995, the Partnership's net equity in assets related to Tarrytown Mall was treated as zero, reflecting the inability to lease the vacant space at that center. For purposes of the per Unit calculation for 1996 and 1995, the value of the sum of all assets related to Tarrytown Mall is equal to the balance of the outstanding mortgage debt and accrued interest on the property. The mortgage debt is nonrecourse to the Partnership.

In the fourth quarter of 1996, the Partnership recorded an impairment charge of $2,895,000 to write-down the carrying value of Tarrytown Mall to its fair value of $4,500,000 as of December 1, 1996. In the fourth quarter of 1995, the Partnership wrote down assets related to Tarrytown Mall by $2,606,156. In the fourth quarter of 1994, the Partnership wrote down assets related to Tarrytown Mall and Holiday totalling $1,587,746. See the discussions under the caption Liquidity and Capital Resources incorporated by reference from Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations and under Note H of Notes to Financial Statements incorporated by reference from Item 8. Financial Statements and Supplementary Data herein.

The Partnership sold Orchard Square shopping center on December 29, 1995 and Holiday shopping center on May 3, 1996. The General Partners continue to seek opportunities to sell Partnership properties. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 13. Certain Relationships and Related Transactions herein regarding the Partnership's activities in this regard.

Depreciation of the shopping centers is computed using the straight-line method based on the estimated useful lives of the respective
assets.   The General Partners believe the shopping centers are
adequately insured.

The Partnership's shopping center portfolio, representing nine centers with approximately 945,000 leasable square feet, was approximately 84% leased as of December 31, 1996. As of December 31, 1995, the portfolio, which represented ten centers with approximately 1,034,000 leasable square feet, was approximately 84% leased.

WOODLAWN VILLAGE SHOPPING CENTER
In December 1986, the Partnership purchased Woodlawn Village Shopping Center ("Woodlawn Village"), a 49,800 leasable square-foot shopping center anchored by a Food Lion grocery store and a Revco drugstore. Woodlawn Village is located in Fredericksburg, Virginia. Woodlawn Village was approximately 93% leased as of December 31, 1996 and 1995.

In January 1995, the Partnership executed a lease modification with Food Lion at Woodlawn Village for an expansion of its store from 25,000 to 32,744 square feet. The expansion, which was substantially complete in February 1997, added 4,444 square feet to the center and converted 3,300 square feet of in-line space to Food Lion use. A discussion of the Food Lion expansion is incorporated by reference from Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations herein.

LYNNWOOD PLACE SHOPPING CENTER
In July 1987, the Partnership purchased Lynnwood Place Shopping Center ("Lynnwood Place"), a 96,666 leasable square-foot shopping center anchored by a Kroger grocery store. Lynnwood Place is located
in Jackson, Tennessee.   As of December 31, 1996, Lynnwood Place was
approximately 95% leased, a decrease from approximately 98% as of December 31, 1995.

HIGHLANDTOWN VILLAGE SHOPPING CENTER
In September 1987, the Partnership purchased Highlandtown Village Shopping Center ("Highlandtown Village"), a 56,200 leasable square-foot shopping center anchored by a Santoni's grocery store and a Rite-Aid drugstore. Highlandtown Village is located in Baltimore, Maryland. Highlandtown Village was 100% leased as of December 31, 1996 and 1995.

JACKSON HEIGHTS PLAZA SHOPPING CENTER
In September 1987, the Partnership purchased Jackson Heights Plaza Shopping Center ("Jackson Heights"), a 155,878 leasable square-foot shopping center. The larger tenants at Jackson Heights include a health spa, a Carmike Theater, Badcock Furniture, Goodyear and Dollar General. Jackson Heights is located in Murfreesboro, Tennessee. As of December 31, 1996, Jackson Heights was 100% leased, an increase from 99% leased as of December 31, 1995.

On October 7, 1996, the Partnership sold a parcel of excess land of approximately 4,400 square feet at Jackson Heights to an unrelated third party for $40,000. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations herein for information regarding that transaction.

CLOISTER SHOPPING CENTER
In December 1987, the Partnership purchased Cloister Shopping Center ("Cloister"), a 53,610 leasable square-foot shopping center anchored by a Rite-Aid drugstore and a Family Dollar discount store.
Cloister is located in Ephrata, Pennsylvania. As of December 31, 1996, Cloister was approximately 95% leased, an increase from 90% as of December 31, 1995.

EDGEWOOD PLAZA SHOPPING CENTER
In April 1988, the Partnership purchased Edgewood Plaza Shopping Center ("Edgewood") a 47,112 leasable square-foot shopping center anchored by a Santoni's grocery store and a Rite-Aid drugstore. Edgewood is located in Harford County, Maryland. Edgewood was 100% leased as of December 31, 1996 and 1995.

In 1996, Rite-Aid, a tenant leasing 6,400 square feet, acquired property and constructed a free-standing retail store directly across Route 755 from Edgewood Plaza. The free-standing Rite-Aid opened in October 1996 and Rite-Aid at Edgewood closed its store at that time. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations herein for information regarding Rite-Aid's lease obligation.

In September 1995, the Partnership obtained a loan in the amount of $1,400,000 secured by a mortgage on Edgewood. Approximately $452,000 was placed in escrow for a capital improvement plan at Edgewood which was substantially complete in July 1996. The improvements included a new facade, roof and parking lot resurfacing. A description of the Edgewood Plaza improvements and financing are incorporated by reference from Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

On September 25, 1996, the Partnership sold a pad site at Edgewood Plaza to an unrelated third party for approximately $220,000. On December 5, 1996, the Partnership sold a parcel of excess land of approximately .83 acres at this center to an unrelated third party for a price of $29,900. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations herein for information regarding these transactions.

TARRYTOWN MALL SHOPPING CENTER
In September 1988, the Partnership purchased Tarrytown Mall Shopping Center ("Tarrytown Mall"), a 322,081 leasable square-foot enclosed mall anchored by Montgomery Ward and Goody's Family Clothing. Tarrytown Mall is located in Rocky Mount, North Carolina. As of December 31, 1996, Tarrytown Mall was approximately 61% leased, a decrease from approximately 64% as of December 31, 1995.

On August 6, 1996, the Partnership sold a pad site of approximately
1.15 acres of land at Tarrytown Mall to an unrelated third party for a price of $330,000. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations herein for information regarding the sale of the pad site.

BERKELEY SQUARE SHOPPING CENTER
In October 1988, the Partnership purchased Berkeley Square Shopping Center ("Berkeley Square"), a 101,858 leasable square-foot shopping center. The larger tenants at Berkeley Square include Dollar General, Advanced Auto, Educational Wonderland and a bingo emporium. Berkeley Square is located in Goose Creek, South Carolina. As of December 31, 1996, Berkeley Square was approximately 97% leased, an increase from approximately 95% as of December 31, 1995.

In November 1995, the Partnership completed the sale of a pad site at Berkeley Square to an existing tenant. See Item 7. Management's
Discussion and Analysis of Financial Condition and Results of
Operations of this report for information regarding the sale of the pad site.

QUALITY CENTER SHOPPING CENTER
In January 1989, the Partnership purchased Quality Center Shopping Center ("Quality Center"), a 62,234 leasable square-foot shopping center. The largest tenant at Quality Center is a Mikasa china outlet. Quality Center is located in Lancaster, Pennsylvania. Quality Center was approximately 73% leased as of December 31, 1996, an increase from approximately 70% as of December 31, 1995.

The Partnership continues its attempt to reposition Quality Center from a factory outlet center to a neighborhood and community convenience center.

The following shopping centers have been sold by the Partnership:

HOLIDAY SHOPPING CENTER
In October 1987, the Partnership purchased Holiday Shopping Center ("Holiday"), an 82,185 leasable square-foot shopping center anchored by a Family Dollar discount store. Holiday is located in Collinsville, Virginia. On May 3, 1996, the Partnership sold Holiday to an unrelated third party for $1,200,000. See Item 7.
Management's Discussion and Analysis of Financial Condition and Results of Operations of this report for information regarding the sale of Holiday.

ORCHARD SQUARE SHOPPING CENTER
In December 1987, the Partnership purchased Orchard Square Shopping Center ("Orchard Square"), an 85,940 leasable square-foot shopping center. Orchard Square is located in Cobb County, Georgia. On December 29, 1995, the Partnership sold Orchard Square to an unrelated third party for $5,250,000. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this report for information regarding the sale of Orchard Square.

TABLE I.  AVERAGE ANNUAL NET RENTS AND RANGE OF NET RENTAL RATES
          PER SQUARE FOOT

                         AVERAGE ANNUAL            RANGE OF
                          NET RENT (1)        NET RENTAL RATES(2)
     CENTER            (PER SQUARE FOOT)       (PER SQUARE FOOT)
   Woodlawn Village           $6.36            $5.88 to $9.96
   Lynnwood Place              8.64             6.94 to 15.49
   Highlandtown Village       10.50             7.85 to 20.42
   Jackson Heights             4.67              .80 to 11.11
   Cloister                    8.06             3.77 to 12.84
   Edgewood                    6.60             4.90 to 15.16
   Tarrytown Mall              4.51             1.96 to 21.92
   Berkeley Square             4.96             3.04 to 11.16
   Quality Center             12.43             9.00 to 18.23


   (1) Average annual net rent is calculated based on the shopping center's aggregate annual net rent (prior to assessments for pass-throughs) for leases in place as of December 31, 1996 divided by the total leased square feet for the shopping center as of that date.
   (2) For purposes of this table net rental rates do not include net rental rates for kiosks.


 TABLE II. SCHEDULE OF LEASES EXPIRING IN 1997 BY SHOPPING CENTER

                                NUMBER OF     SQUARE FEET                 ANNUAL RENT
                 TOTAL SQUARE  TENANTS WITH    OF LEASES     1996 TOTAL    OF LEASES
                   FOOTAGE        LEASES     EXPIRING AS A     RENT OF   EXPIRING AS A
   CENTER         OF CENTER     EXPIRING(1)   % OF TOTAL(1)    CENTER(2) % OF TOTAL(1)
 Woodlawn            49,800          3            12.05%      $284,257       13.60%
 Lynnwood            96,666          9            20.42        821,998       26.98
 Highlandtown        56,200          2             4.46        584,512        7.81
 Jackson Heights    155,878         12            21.08        701,834       21.29
 Cloister            53,610          3             9.10        384,419       10.89
 Edgewood Plaza      47,112          1             5.35        293,872        6.30
 Tarrytown Mall     322,081         17            10.16        877,052       21.98
 Berkeley Square    101,858          9            15.41        495,009       20.20
 Quality Center      62,234          4            24.16        587,436       38.97


  (1) This table has been adjusted for lease renewals which were executed in the first quarter of 1997.
  (2) Total rent for purposes of this table does not include tenant reimbursement income or rental income accrued for rent adjustments related to rent abatements and scheduled rent increases.

TABLE III.  SCHEDULE OF TENANTS LEASING 10% OR MORE OF THE SPACE
            IN EACH SHOPPING CENTER AS OF DECEMBER 31, 1996

                                            PERCENTAGE OF   ANNUAL
                                           TOTAL LEASABLE  RENT PER     LEASE          LEASE
                                    SQUARE  SPACE AS OF     SQUARE   EXPIRATION       RENEWAL
                                     FEET     12/31/96       FOOT       DATE          OPTIONS
  WOODLAWN VILLAGE
   Food Lion-grocery store          25,000       50%        $5.75      June 2006  4 5-year (1)
   Revco-pharmacy/drugstore          9,100       18%         6.75      June 2001  4 5-year (2)

  LYNNWOOD PLACE
   Kroger-grocery store             49,296       51%         6.94    August 2006  6 5-year (2)

  HIGHLANDTOWN VILLAGE
   Santoni's-grocery store          25,500       45%         7.85      July 2007  4 5-year (1)
   Rite-Aid-pharmacy/drugstore      11,200       20%        10.15      July 2007  4 5-year (1)

  JACKSON HEIGHTS
   Southeast Spa-health spa         20,487       13%         2.66     March 2004     none
   Badcock Furniture-furniture      16,534       11%         3.25  February 1999  2 5-year (1)
   Carmike Theater - movie theater  17,110       11%         2.87(3)    May 2015     none

  CLOISTER
   Family Dollar-discount store      6,890       13%         3.77  December 2000  3 5-year (1)
   Blockbuster-video rental store    6,330       12%         7.50 September 2002     none

  EDGEWOOD
   Santoni's-grocery store          23,832       51%         4.90  February 2008     none
   Rite Aid-pharmacy/drugstore (4)   6,400       14%         6.50      July 1999  4 5-yr(1)(4)

  TARRYTOWN MALL
   Montgomery Ward-department store 74,069       23%         1.96   October 2003  3 5-year (2)

  BERKELEY SQUARE
   Toney & Coates Bingo
     -entertainment                 13,558       13%         5.75      June 1998      none

  QUALITY CENTER
   Mikasa-china and crystal outlet  11,120       18%        10.81      July 1997  1 5-year (1)
   Oriental Rugs - rug outlet        6,715       11%        10.00  November 1998  1 3-year and
                                                                                  1 4-year (1)

(1) Renewal options with rent at escalating rates per square foot.
(2) Renewal options with rent at identical rate per square foot as original lease.
(3) Carmike Theater leases two spaces at different annual rents. The annual rent per square foot for purposes of this schedule is an average of the two annual rents.
(4) Rite-Aid constructed a free-standing store directly across the street from Edgewood Plaza and closed its store at that shopping center in October 1996. The Partnership is currently negotiating a lease termination agreement with Rite-Aid.

TABLE IV.  SCHEDULE OF ESTIMATED REAL ESTATE TAXES PAYABLE IN
           1997

               Woodlawn Village             $ 41,500
               Lynnwood Place                 82,500
               Highlandtown Village          123,700
               Jackson Heights               100,100
               Cloister                       62,200
               Edgewood                       17,000
               Tarrytown Mall                 70,700
               Berkeley Square                41,900
               Quality Center                 63,000

                                            $602,600

ITEM 3. LEGAL PROCEEDINGS

The Partnership is not party to any material pending legal proceeding. The Partnership is party to ordinary routine litigation incidental to the Partnership's business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of investors (the "Limited
Partners") holding Units during 1996.

PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S UNITS OF ASSIGNEE LIMITED
        PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

There is no trading market for the Units and there is no present expectation that one will develop. Consequently, Limited Partners may not be able to liquidate their investment. Further, the transfer of Units is subject to certain limitations. See Page 66 of the Partnership's Prospectus dated March 25, 1987 incorporated by reference herein, for a discussion of the restrictions on transfer of the Units. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 13. Certain Relationships and Related Transactions herein regarding the General Partners' intention to sell the Partnership's assets.

As of December 31, 1996, there were approximately 2,700 holders of 1,200,000 Units of the Partnership.

One of the objectives of the Partnership is to generate cash to be distributed to Limited Partners. No cash distributions have
been made to Limited Partners since 1990.   A discussion of cash
flow is incorporated by reference from Item 7. Management's Discussion and Analysis of Financial Condition and Results of
Operations herein.   See Pages 59 through 62 of the Partnership's
Prospectus dated March 25, 1987 incorporated by reference herein, for a discussion of the manner in which distributions of cash flow, sale, or refinancing proceeds and allocations of the net income or net loss from operations and gain or loss from a sale or refinancing are to be made by the Partnership.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial information relating to the Partnership's financial position and operating results. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Supplementary Data which are included in ITEMS 7 and 8, respectively, herein.

                                            For the Years Ended December 31,
                                 1996       1995        1994        1993        1992
Operating Results: (1)
  Total income                  $6,476,674  $7,426,069  $7,907,735  $7,013,668  $6,907,149
  Loss from rental operations   (3,500,781) (3,313,097) (1,727,918)   (724,098) (1,191,145)
  Loss from sale of center         (78,687) (2,271,249)       -           -           -
  Extraordinary gain related to
    forgiveness of debt               -      1,602,902        -           -        510,465
  Net loss                      (3,225,468) (3,778,465) (1,717,157)   (691,862)   (719,768)
 Financial Position, End of Year: (1)
   Investment in real estate
     held for lease, net        34,384,021  39,787,906  50,532,803  53,530,821  53,064,528
   Total assets                 39,667,115  43,564,545  53,218,234  55,764,988  55,535,253
   Long-term debt, including
     current maturities         28,104,113  29,130,611  35,285,891  34,528,736  35,004,686
 Per Assignee Limited
     Partnership Unit:
   Net loss (1)                      (2.71)      (3.57)      (1.42)      (0.57)      (0.59)
   Cash distributions                  -            -           -           -           -

(1) - The 1996, 1995 and 1994 operating results and the financial position as of December 31, 1996, 1995 and 1994 reflect the effect of write-downs of assets totalling $2,895,000 in 1996 and $2,606,156 in 1995 related to Tarrytown Mall and $1,587,746 in 1994 related to Tarrytown Mall and Holiday. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations herein for a discussion of the write-downs of assets.

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

The Partnership's financial statements are prepared based on the accrual method of accounting. The Partnership's rental income from its shopping center properties consists of base rents from tenants occupying space in each shopping center. In addition, certain leases provide for additional rent computed based on a percentage of gross sales in excess of specified levels. In some cases, leases provide for rent abatements and scheduled rent increases over the life of the lease. To the extent a lease provides for rent abatements or adjustments, the Partnership, in accordance with generally accepted accounting principles, recognizes rental income on the basis of equal monthly payments over the term of such lease. Market conditions have dictated offering a wide variety of concessions to prospective tenants, which most frequently include a combination of free rent and reduced rental rate.

The Partnership wrote off tenant rent receivables and charged the allowance for doubtful accounts in 1994, 1995 and 1996 in the amounts of $261,363, $198,993, and $171,281, respectively.
During the year ended December 31, 1995, the Partnership decreased its year-end allowance for doubtful accounts by $26,834 to $326,673. During the year ended December 31, 1996, the Partnership decreased its year-end allowance for doubtful accounts by $97,682 to $228,991. The allowance for doubtful accounts represents an allowance for tenant rent receivables that may become uncollectible in the future. The Partnership makes adjustments quarterly to the allowance for doubtful accounts based on its analysis of tenant rent receivables.

As of December 31, 1996, tenant rent receivables prior to the allowance for doubtful accounts totaled $996,214 of which $317,688 represented receivables required to be accrued in accordance with applicable accounting principles to reflect scheduled rent increases over the terms of the applicable leases
and $678,526 represented the balance.   As of December 31, 1995,
comparative tenant rent receivables totaled $1,117,704 of which $313,259 represented receivables required to be accrued and $804,445 represented the balance. The decline in tenant rent receivables from December 31, 1995 to December 31, 1996 can primarily be attributed to the sale of Orchard Square and Holiday.

Tenant reimbursement income includes payments made by tenants under leases representing payment of a tenant's agreed share of real estate taxes, insurance, utility charges and common area maintenance expenses. With the exception of Berkeley Square and Jackson Heights, a majority of the tenant leases at the Partnership's shopping centers provide for reimbursement by tenants for some or all such expenses. In most cases, tenant reimbursement payments are payable monthly, although in some cases such payments are to be made annually.

Other expenses include the balance of utility expenses, leasing expenses (other than commissions) and miscellaneous expenses such as legal and accounting fees and administrative and travel expenses.

The Partnership's shopping centers are held subject to mortgages with principal balances as of December 31, 1994, 1995 and 1996 as described in the following chart:

MORTGAGE LOANS SECURED BY SHOPPING CENTERS


  DESCRIPTION OF                                FACE
 SHOPPING CENTER        INTEREST   MATURITY   AMOUNT OF    BALANCE     BALANCE     BALANCE
    MORTGAGES             RATE       DATE     MORTGAGES    12/31/94    12/31/95    12/31/96
  First mortgage
  on Woodlawn Village       8.5%    12/01/06  $1,950,000  $1,852,380  $1,832,675  $1,810,780

  First mortgage
  on Lynnwood Place         9.5%     2/10/00   6,600,000   6,396,988   6,320,814   6,220,016

  First mortgage
  on Highlandtown          10.125%  12/21/97   3,275,000   3,213,952   3,177,097   3,136,332

  First mortgage
  on Jackson Heights       10.5%     9/12/98   2,450,000   2,088,413   2,051,068   1,974,849

  First mortgage
  on Holiday                 -          -        900,000     328,015     257,922         -

  First mortgage         9.75% at
  on Cloister          12/31/96(1)   6/01/98   1,750,000   1,545,237   1,494,717   1,444,197

  First priority mortgage
  on Orchard Square          -          -      6,000,000   5,832,229        -            -

  First priority mortgage
  on Berkeley Square       10.13%   12/31/97   1,975,000   1,826,762   1,454,215   1,385,065

  Second priority mortgage
  on Berkeley Square         -          -        695,500     695,500        -            -

  First trust mortgage    10.0% at
  on Tarrytown         12/31/96(2)   1/01/99   2,640,940   2,266,940   1,923,940   1,674,940

  Second trust mortgage
  on Tarrytown Mall         8.0%     1/01/99   6,500,000   5,384,997   5,384,997   5,384,997

  First mortgage
  on Edgewood Plaza         8.625%   9/01/00   1,400,000        -      1,397,333   1,380,501

  First mortgage                     2/01/98
  on Quality Center        10.625%     (3)     4,150,000   3,854,478   3,835,833   3,692,436

  Totals                                     $40,286,440 $35,285,891 $29,130,611 $28,104,113

      (1) - Interest rate at the prime rate plus 1.25%, with a floor of 7.25%.
      (2) - Interest rate at the prime rate plus 1.50%, with a floor of 7.5%.
      (3) - The Quality Center loan was scheduled to mature on February 1, 1997. The lender has agreed to extend the term of the loan for one year subject to completion of the required documentation.

The mortgage loans are generally without recourse to the assets of the Partnership other than the particular property (and related receivables, leases, personal property and certain escrows) securing such mortgage loans. The mortgages are not cross-collaterized.

The Woodlawn Village mortgage, which had an outstanding principal balance of $1,810,780 at December 31, 1996, matured December 1, 1996. In October 1996, the Partnership applied to extend the full principal balance of the loan for a 10 year term at an interest rate of 8.5%. The mortgage extension was completed in March 1997. Level payments of approximately $189,000 annually based on a 20 year principal amortization were effective January 1, 1997. The extended mortgage is designed to be assumable by a buyer of the property. To obtain this extension, the Partnership paid the lender a fee of approximately $18,000.

The Lynnwood Place mortgage, which had an outstanding principal balance of $6,220,016 at December 31, 1996, was scheduled to mature on July 10, 1996. The lender extended the term of this loan to December 31, 1996 on the same terms and conditions previously existing under the loan. On January 29, 1997, the lender renewed the mortgage for three years to February 10, 2000. The Lynnwood Place mortgage has an interest rate of 9.5% and requires level payments of approximately $652,000 annually based on a 21 year principal amortization. The renewed mortgage is prepayable without penalty in the event of sale of the center.
To obtain the mortgage extension on the terms described, the Partnership paid the lender $300,000 in reduction of the principal balance of this loan and a fee of approximately $59,000. The Partnership incurred additional legal and closing fees totalling approximately $70,000.

Tarrytown Mall's first trust mortgage required principal payments of $19,000 per month until June 30, 1996, when required principal payments were scheduled to increase to $44,000 per month. The first trust lender agreed to reduce the required payment schedule of principal payments to $22,500 per month effective July 1, 1996 until June 30, 1997 or such earlier date as a replacement tenant is found for the Wholesale Depot space. All other loan terms remain unchanged. Monthly principal payments are scheduled to increase to $49,000 on July 1, 1997 and to $54,000 on February 1, 1998. Net cash flow from operations at Tarrytown Mall currently would be insufficient to meet the July 1997 scheduled increase in the monthly principal payments under the first trust mortgage.

The second trust mortgage requires that after payment of first trust debt service and capital improvements made with respect to Tarrytown Mall, net cash flow from operations from that center be applied to second trust mortgage interest and principal curtailments. To the extent that net cash flow is insufficient to make second trust debt service payments, unpaid interest on the second trust loan is accrued rather than paid. The Partnership accrued approximately $431,000 in unpaid interest in 1996. Accrued and unpaid interest bears interest at 8% per annum and is due at the maturity of the loan or earlier to the extent net cash flow is available.

The Quality Center mortgage, which had an outstanding principal balance of $3,692,436 at December 31, 1996, was scheduled to mature on February 1, 1997. The lender has agreed to extend the term of this loan for one year to February 1, 1998 on the same terms and conditions as currently exist, subject to completion of the required documentation.

Approximately $5,527,000 of the Partnership's mortgage debt matures during 1997. This debt relates to the mortgages on Highlandtown Village and Berkeley Square. The Highlandtown Village mortgage, which had an outstanding principal balance of $3,136,332 at December 31, 1996, matures on December 21, 1997. The Partnership currently anticipates that the Partnership will refinance the Highlandtown Village mortgage at maturity. The Berkeley Square mortgage, which had an outstanding principal balance of $1,385,065 at December 31, 1996, matures on December 31, 1997. The Partnership currently anticipates that the Partnership will exercise its option to extend the Berkeley Square mortgage to December 1998. If the Partnership is unable to extend these loans or refinance on acceptable terms, the Partnership may be required to seek additional borrowing, sell one or more of its shopping center properties, or default on its obligations.

CASH FLOW

The Partnership recorded a $1,386,227 net increase in cash and cash equivalents in 1996, with $1,149,435 in net cash provided by operating activities and $1,567,189 provided by investing activities, partially offset by $1,330,397 used in financing activities. The increase in cash and cash equivalents is primarily attributable to the sale of Holiday, the sale of a pad site and land parcel at Edgewood Plaza and the release of a mortgage escrow deposit to the Partnership related to Edgewood Plaza. The sale of Holiday on May 3, 1996 contributed approximately $858,000 to the increase in cash and cash equivalents after payment of mortgage debt and transaction expenses related to the sale. The sales of a pad site and land parcel at Edgewood Plaza contributed approximately $238,000 after payment of sale expenses. The release of an escrow for completion of the environmental remediation at Edgewood Plaza contributed $130,000. The net proceeds from the sale of a pad site at Tarrytown Mall of $324,394 did not increase cash and cash equivalents since the proceeds were placed in escrow with the first trust lender. The net proceeds of approximately $35,000 from the sale of a parcel of land at Jackson Heights did not increase cash and cash equivalents since the proceeds were applied to reduce the mortgage on that center.

The principal differences between the net loss of $3,225,468 and net cash provided by operating activities of $1,149,435 were the non-cash charge of $1,494,716 for depreciation and amortization, a write-down of assets of $2,895,000 and an increase in accrued
interest payable of $415,069.   See the discussions of the write-
down of assets related to Tarrytown Mall, the sale of Holiday and the sales of pad sites or land parcels at Edgewood Plaza, Tarrytown Mall and Jackson Heights incorporated by reference from
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources herein.

In connection with investing activities, in addition to $108,447 expended for improvements of real estate, the Partnership expended $278,972 from a capital improvement escrow related to Edgewood Plaza during 1996. Net cash used in financing activities of $1,330,397 primarily resulted from monthly principal payments on long-term debt totalling $643,988, the retirement of debt related to Holiday of $232,726, the payment of $115,025 to reduce the principal balance of the Quality Center mortgage in connection with a loan extension, and the establishment of a mortgage escrow deposit of $324,394 from proceeds of the pad site sale at Tarrytown Mall. Principal payments on long-term debt included $249,000 with respect to the Tarrytown Mall first trust loan. For purposes of the statement of cash flows, the net use of cash for mortgage escrow deposits of $194,394 represented the establishment of the mortgage escrow deposit at Tarrytown Mall of $324,394, net of the release of the $130,000 escrow for completion of the environmental remediation work at Edgewood Plaza.

LIQUIDITY AND CAPTIAL RESOURCES

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

In the past, liquidity has been adversely affected by lower than anticipated rental income and higher than anticipated tenant rents receivable. The cash and cash equivalents position of the Partnership at December 31, 1996 increased approximately $1,386,000 from that at December 31, 1995, with approximately $1,096,000 of that increase resulting from the sales of Holiday and a pad site and land parcel at Edgewood Plaza. The Partnership's cash and cash equivalents position fluctuates from quarter to quarter as follows: (i) decreasing with the funding of lease-up costs and tenant improvements; (ii) decreasing with the funding of renovation and expansion costs of the shopping centers; (iii) increasing as borrowing proceeds, sale proceeds, net rental income and interest income are received; (iv) decreasing as expenses (including debt service requirements) are paid; and (v) decreasing by any payment of Partnership distributions.

As of December 31, 1996, cumulative cash distributions of $6,647,888 and $62,391 had been made to Limited Partners and the General Partners, respectively. These cash distributions represented a 7% annualized return for each calendar quarter through and including the quarter ended June 30, 1990. The distribution for the quarter ended September 30, 1990 represented a 5.8% annualized return. The cumulative distributions for 1990 represented a 5% annualized return to Limited Partners. No distributions have been made to Limited Partners since the distribution for the quarter ended September 30, 1990.

Under the Cash Flow Protector, the General Partners agreed to loan to the Partnership, without interest, up to a maximum amount equal to 50% of the acquisition fees actually paid to them at the time the loan was made in the event the annual cumulative non-compounded return to Limited Partners fell below 7% of the allocable invested capital for the period from February 1, 1989 through January 31, 1992. In 1990, the General Partners fulfilled their obligation under the Cash Flow Protector
provisions.   As of December 31, 1996, Cash Flow Protector loans
totalling $789,203 are payable to FW Realty Limited Partnership in the amount of $599,794 and to Realty Capital IV Limited Partnership in the amount of $189,409. The loans are non-interest bearing and are to be repaid from distributable cash flow or sale or refinancing proceeds only after the payment of a preferred return equal to a 10% annual cumulative non-compounded return on invested capital to Limited Partners.

The ability of the Partnership to distribute cash flow cannot be predicted, as it depends upon future events, such as the profitability of future operations, requirements for cash expenditures to attract and retain tenants, and the requirements of lenders as mortgages become payable and loans are extended, modified and refinanced. It has been the policy of the Partnership to apply any increase in cash to increase Partnership working capital reserves, to provide for shopping center improvements if and when necessary, and to repay and refinance debt as required. That policy reflects the General Partners' belief that maintenance of adequate cash reserves is prudent in view of the current real estate and general economic environments and is consistent with the Partnership's objective to maintain and increase the value of its shopping centers. Consequently, there has been no assurance as to the availability of cash flow to make distributions to partners. However, in light of the consummation of the sales of Orchard Square and Holiday, the extensions of the Lynnwood Place and Woodlawn mortgages and other developments, the General Partners anticipate that the Partnership will make a cash distribution to Unitholders in the amount of $2 per Unit payable upon the close of the sale of Cloister Shopping Center in the second quarter of 1997. In the event such sale does not occur, the distribution will be $1 per Unit. The Partnership's Statements of Cash Flows is incorporated by reference from Item 8. Financial Statements and Supplementary Data herein.

A discussion of the Partnership's current portion of long-term debt is incorporated by reference from Item 7. Management's
Discussion and Analysis of Financial Condition and Results of
Operations - General herein.

On May 3, 1996, the Partnership sold Holiday to an unrelated third party for a price of $1,200,000. For financial reporting purposes, a loss, after transaction expenses, of approximately $79,000 was recorded in May 1996. For federal income tax purposes, the Partnership recorded a loss, after transaction expenses, of approximately $728,000. The net proceeds from the sale, after payoff of the related mortgage debt and transaction expenses, were approximately $858,000, which exceeded the $817,000 in appraised net equity of Holiday included in the appraised value of the Partnership's portfolio at the end of 1995.

On September 25, 1996, the Partnership sold a pad site at Edgewood Plaza to an unrelated third party for a price of approximately $220,000. For financial reporting purposes, a gain, after transaction expenses, of approximately $76,000 was recorded in September 1996. For federal income tax purposes, the Partnership recorded a gain, after transaction expenses, of approximately $82,000 in 1996. The pad site was not secured by the Edgewood Plaza mortgage. The net proceeds from the sale, after transaction expenses, were approximately $209,000.

On December 5, 1996, the Partnership sold a parcel of excess land at Edgewood Plaza to an unrelated third party for a price of $29,900. For financial reporting and federal income tax purposes, the Partnership recorded a loss, after transaction expenses, of $10,900 in 1996. The parcel of land was not secured by the Edgewood Plaza mortgage. The net proceeds from the sale, after transaction expenses, were approximately $29,000.

In September 1995, the Partnership obtained a loan secured by a mortgage on Edgewood Plaza. This shopping center was previously unencumbered. From loan proceeds of $1,400,000, $452,485 was placed in escrow for a capital improvement plan at Edgewood. In 1996 and 1995, the Partnership expended the entire balance of the Edgewood capital improvement escrow. The capital improvement plan at Edgewood Plaza was substantially complete in July 1996. The improvements to Edgewood Plaza include a new facade, roof and parking lot resurfacing. The Partnership executed a lease modification with Santoni's Market, an anchor tenant, requiring an annual rent increase of approximately $25,000, which commenced July 1, 1996. Other tenants agreed to annual rent increases which were also effective at that time.

From the Edgewood Plaza loan proceeds, $130,000 was placed in escrow for environmental remediation work at the property. A former tenant at Edgewood Plaza paid substantially all of the costs incurred with respect to this remediation. In July 1996, the $130,000 escrow for environmental remediation work at Edgewood Plaza was released to the Partnership. The Partnership received final closure from the Maryland Department of the Environment in September 1996.

From the remaining loan proceeds, $707,905 was used to pay the principal and accrued interest of the Berkeley Square shopping center second priority mortgage due October 2, 1995 and the balance was used for loan fees and closing costs, including insurance and tax escrows, of approximately $70,000 and working capital.

Rite-Aid, an anchor tenant leasing 6,400 square feet at Edgewood Plaza, acquired property and constructed a free-standing retail store directly across Route 755 from the shopping center. The free-standing Rite-Aid opened in October 1996 and Rite-Aid closed its store at Edgewood Plaza at that time. Rite-Aid's lease with the Partnership expires July 31, 1999. The Partnership is attempting to negotiate a termination agreement with Rite-Aid regarding its lease obligation with the Partnership.

On October 7, 1996, the Partnership sold a parcel of excess land at Jackson Heights to an unrelated third party for $40,000. For financial reporting and federal income tax purposes, the Partnership recorded a gain, after transaction expenses, of $22,208. The purchaser constructed a restaurant franchised by a national chain on property adjacent to Jackson Heights and the parcel of land was required to meet parking needs. The net proceeds of approximately $35,000 were applied to reduce the mortgage on that property.

On December 29, 1995, the Partnership sold Orchard Square shopping center to an unrelated third party for a contract price of $5,250,000. For financial reporting purposes, the Partnership recorded a loss on sale, after transaction expenses, of $2,271,249 in December 1995. For federal income tax purposes, the Partnership recorded a loss on sale, after transaction expenses, of approximately $2,404,000 in 1995. At the time of sale, the holder of the Orchard Square mortgage accepted $3,900,000 in satisfaction of its mortgage, the principal balance and accrued interest of which were $5,748,344 and $29,558, respectively. The mortgage on Orchard Square was due and payable on demand. The Partnership recorded the forgiveness of debt, net of transaction expenses, as an extraordinary gain of $1,602,902 in December 1995. The lender agreed to forgive a portion of the debt on Orchard Square in conjunction with a lease modification agreement between the Partnership and A & P, an anchor tenant at that center. The net effect of the Orchard Square transactions was a loss of approximately $668,000 for financial reporting purposes. The net proceeds of approximately $862,000 from the sale were approximately equal to the net contribution of Orchard Square to the Partnership's net asset value in 1994.

In connection with the sale of Orchard Square, the Partnership retained responsibility for certain environmental issues. In February 1996, the Partnership's environmental consultants completed their assessment to determine the extent of any environmental liability and concluded that no remediation was required. Their report was submitted to the applicable state regulatory agency which is empowered to make its own independent finding. That agency required the Partnership to conduct certain soil testing and environmental remediation procedures which were
complete in August 1996.   The Partnership received final closure
from the Georgia Department of Natural Resources in October 1996. The Partnership incurred approximately $85,000 in costs related to the testing and remediation procedures.

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

On August 6, 1996, the Partnership sold a pad site of approximately 1.15 acres of land at Tarrytown Mall to an unrelated third party for a price of $330,000. The pad site was formerly occupied by an automotive center which vacated the space May 31, 1996. The purchaser constructed a restaurant franchised by a national restaurant chain. For financial reporting purposes, a gain, after transaction expenses, of approximately $154,000 was recorded in August 1996. For federal income tax purposes, the Partnership recorded a gain, after transaction expenses, of approximately $105,000 in 1996. The net proceeds from the sale, after payment of transaction expenses, of approximately $324,000 were placed in escrow with the first trust lender to be used for one of the following three purposes: (i) to fund tenant improvement work if a replacement tenant is found for the Wholesale Depot space, (ii) to acquire an adjoining parcel of land to enhance visibility and provide additional customer parking at Tarrytown Mall or (iii) to reduce the principal amount of the first trust loan.

In the fourth quarter of 1996, the Partnership recorded an impairment charge of $2,895,000 to write-down the carrying value of Tarrytown Mall to its fair value of $4,500,000 as of December 1, 1996. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the assets, which include the land, building and improvements and intangibles related to Tarrytown Mall, were determined to be impaired because recent downward revisions in estimates indicated future net cash flows would be insufficient to fully recover the carrying value of this property. The revisions in estimates were received in the fourth quarter of 1996, were not known before the fourth quarter, and resulted in a lower valuation for Tarrytown Mall in comparison to the prior year's valuation. Fair value was determined by an independent appraisal based on an income capitalization approach. The Partnership plans to continue operating Tarrytown Mall and considers the center to be an asset to be held and used until an offer is received that is deemed satisfactory by the Partnership regarding disposal of the property with a capable buyer. Any plan is contingent upon the outcome of discussions with the first trust lender, which the Partnership intends to initiate in the second quarter of 1997, regarding the required principal payments on the first trust mortgage. The payments are scheduled to increase effective July 1, 1997. The discussion of Tarrytown Mall's debt is incorporated by reference from Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - General. In January 1997, the Partnership initiated discussions with Tarrytown Mall's second trust mortgage lender regarding the disposition of that center. No definitive plan of disposition has been adopted.

In the fourth quarter of 1995, the Partnership recorded a charge of $2,606,156 to reflect the Partnership's revised estimate of net realizable value of Tarrytown Mall at that time based on the decline in the appraisal value to a level below the outstanding balance of the mortgage debt on the property. The $2,606,156 represented the sum of the difference of $2,542,295 between the net book value of Tarrytown Mall's land, building and improvements and the balance of the mortgage debt and accrued interest as of December 31, 1995, plus the write-off of $63,861 in tenant rent receivables related to the recording of rental income on a straight-line basis. The Partnership's net equity in the property for financial reporting purposes was effectively treated as zero. This action was required due to unsuccessful efforts to lease the vacant space.

In the fourth quarter of 1994, the Partnership wrote down assets totalling $1,587,746 related to Tarrytown Mall and Holiday Shopping Center. The Partnership recorded a net charge of $1,047,746 for the write-down of leasehold improvements related to Wholesale Depot, a former anchor tenant which leased 79,066 square feet at Tarrytown Mall. The leasehold improvements which were placed in service in December 1993 were incurred as a direct result of specifications within the Partnership's lease with Wholesale Depot. Wholesale Depot filed for reorganization under the provisions of Chapter XI of the U.S. Bankruptcy Code in May 1994. Wholesale Depot vacated its space at Tarrytown Mall in late June 1994 and rejected its lease on October 7, 1994. The Partnership also recorded a charge of $540,000 in 1994 to reflect the Partnership's revised estimate of net realizable value of Holiday Shopping Center at that time. The write-down reflected the Partnership's intention to offer the property for sale in 1995. The $540,000 represented the difference between Holiday's carrying value and estimated net realizable value from the sale of the center and operating the center until sale.

The Partnership continues to solicit potential replacement tenants for the Tarrytown Mall anchor space. Given competitive conditions in the marketplace, there is no assurance that a replacement tenant will be found. The Partnership continues to consider all available options in seeking to lease the space.

In 1996, depreciation charges with respect to Tarrytown Mall were approximately $334,000 and accruals of unpaid interest arising under the mortgage were $431,000. At December 31, 1996, Tarrytown Mall was subject to $7,059,937 in mortgage indebtedness, of which $1,674,940 is represented by a first trust mortgage and $5,384,997 is represented by a second trust mortgage. In addition, at December 31, 1996, $16,100 of interest was accrued with respect to the first mortgage and $908,632 of interest was accrued with respect to the second mortgage. Both the first and second mortgages (principal and interest) are nonrecourse to the Partnership. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - General for a discussion of the Partnership's payment obligations related to the Tarrytown Mall first and second trust mortgages.

Escrows and prepaid expenses and other assets in the Partnership's financial statements include approximately $555,202 with respect to Tarrytown Mall which is pledged to secure mortgage debt related to that property. Interest payable includes approximately $924,732 with respect to Tarrytown Mall, which is payable out of cash flow from operations and sale or refinancing proceeds from that property and is not reflective of the fact that the principal and interest related to the Tarrytown Mall mortgages are nonrecourse to the Partnership.

In 1994, 1995 and 1996, approximately $275,000, $505,000 and
$108,000, respectively, was expended for tenant fit-up and other shopping center improvements. In addition, the Partnership expended approximately $163,000 and $279,000 in 1995 and 1996, respectively, from the capital improvement escrow related to Edgewood Plaza. The Partnership is currently obligated to expend approximately $125,000 in 1997 for tenant fit-up costs in connection with signed tenant leases and other committed capital expenditures. This amount is expected to be funded from Partnership cash reserves. This amount does not include tenant improvement expenditures that may be required for future or existing tenants or for shopping center improvements. The Partnership is currently negotiating a lease for a tenant at Quality Center for 13,887 square feet. The Partnership's obligation for tenant fit-up and leasing commission with respect to this lease is estimated to be approximately $192,000.

The Partnership executed a lease modification with the Food Lion store at Woodlawn Village for an expansion of its store from 25,000 to 32,744 square feet. The expansion which was substantially complete in February 1997 added 4,444 square feet to the center and converted 3,300 square feet of in-line space to Food Lion use. Food Lion's rent increased by $25,500 annually effective January 1997. As part of the lease modification, Food Lion funded substantially all of the expansion costs. The expansion was designed to add to the stability of the center.

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

In the fourth quarter of 1995, discussions between Realty Capital IV Limited Partnership on behalf of the Partnership and FWREIT were reopened regarding the possible sale for cash of the Partnership's shopping centers to an affiliate of FWREIT. In 1996, these discussions were deferred while the possibility of selling certain of the Partnership's shopping centers through third party brokers is explored.

The General Partners currently intend to attempt to sell the Partnership's assets and distribute the net proceeds to Unitholders. To that end, the Partnership sold Orchard Square in December 1995 and Holiday in May 1996, and has entered into an agreement to sell Cloister. In March 1997, the Partnership entered into an agreement to sell Cloister to an unrelated third party for a contract price of $2,650,000. The contract is subject to material contingencies and for that reason there can be no assurance a sale transaction will occur. Four other properties, Lynnwood Place, Highlandtown Village, Jackson Heights and Berkeley Square, are listed for sale with brokers active in the markets where these centers are located.

With respect to the four remaining properties, the General Partners have adopted the following strategies: (i) Woodlawn Village will be listed for sale in the second quarter of 1997 following the completion of the Food Lion expansion in the first quarter of 1997; (ii) the listing of Edgewood Plaza will await the outcome of negotiations with Rite-Aid regarding its anchor space; (iii) the listing of Quality Center will await further progress in the Partnership's attempt to reposition Quality Center from a factory outlet center to a neighborhood and community convenience center; and (iv) the disposition of Tarrytown Mall will be resolved following discussions with that center's mortgage lenders. In the meantime, the Partnership will continue to operate all of its properties.

The Partnership considers its properties to be long-lived assets to be held and used. The General Partners have not committed to a formal plan to dispose of these properties whether by sale or abandonment if suitable offers are not received. The Partnership's policy is to classify its assets as held for sale when the Partnership has formally committed to dispose of the properties whether by sale or abandonment. If the Partnership should formally commit to a plan of disposition, the Partnership would appropriately address the issue of classifying the property or properties as held for sale at that time and discontinue depreciating the property or properties.

The Partnership's operations, as well as the financial condition of certain of its tenants, have been adversely affected by competitive economic conditions. If the Partnership is not able to fund its cash requirements from operations, the Partnership may be required to seek additional financing. The Partnership could be adversely affected by the increased standards employed by lenders to determine the amount, terms and underwriting requirements for such financing, all of which have affected the amount and cost of borrowing. If additional borrowing or refinancing is not available, the Partnership may be required to sell one or more of its shopping center properties. There is no assurance that loans would be available, or that the Partnership would be able to sell a particular shopping center, or that the terms of such loans or any sales would be advantageous to the Partnership. Furthermore, if alternative sources of cash were needed and not found, the Partnership could default on its obligations, including its obligations to pay debt service and mortgage interest, which could result in the foreclosure by its mortgage lenders of one or more shopping centers.

The Partnership valued its nine shopping center portfolio as of December 1, 1996 and its ten shopping center portfolio as of December 31, 1995 in order to provide certain information required by retirement account investors. All of the Partnership's properties were appraised at year end by an independent MAI appraiser. A description of the methodology used by the appraiser and the appraised values of each of the shopping centers is incorporated by reference from Item 2. Properties herein. The resulting aggregate appraised value of the Partnership's shopping centers as of December 31, 1996, less the Partnership's mortgages and after certain other adjustments resulted in a valuation of the Partnership's net assets at approximately $12,223,000. Based on 1,200,000 Assignee Limited Partnership Units (the "Units") outstanding, this equates to approximately $10.19 per Unit. In the case of Tarrytown Mall, the net equity in the center is deemed to be zero, reflecting an appraisal below existing mortgage debt.

The aggregate appraised value of the Partnership's shopping centers as of December 31, 1995, less the Partnership's mortgages and other adjustments resulted in a valuation of the Partnership's net assets at approximately $13,052,000. Based on 1,200,000 Units outstanding, this equated to approximately $10.88 per Unit. See Item 2. Properties herein for information regarding the December 31, 1995 appraisal and a discussion of the decrease in the value per Unit.

The appraised value of the Partnership's shopping centers should not be relied upon as an indication of realizable value at the present time or at any time in the future. Furthermore, the methods and assumptions used by the appraiser in preparing the appraisal report are those that the appraiser, in its professional judgment, concluded were appropriate. There is no assurance that such assumptions will materialize or that other or different methods or assumptions that would result in lower values might not be appropriate. The intent of the Partnership has been to hold, maintain and increase the value of its shopping centers until sale of the properties at values satisfactory to the Partnership can be achieved. The General Partners are currently attempting to complete the sale of the Partnership's assets and distribute the net proceeds to Unitholders by the end of 1997. In the meantime, the Partnership will continue to operate the properties. No definitive plan of disposition beyond listing the centers for sale has been adopted by the Partnership.

INFLATION, RECESSION AND OTHER FACTORS

Over the past several years inflationary pressure has been relatively modest and has not had a significant effect on the Partnership's operations. Many of the Partnership's expenses could, however, be affected by inflation. If inflation rises, operating expenses could increase to a level where they could not be passed on to tenants through higher rents. The competitive state of the real estate market also has made it more difficult to increase rents. With the exception of Berkeley Square and Jackson Heights, a majority of the tenant leases at the Partnership's shopping centers provide for reimbursement by tenants for some or all operating expenses. In most cases, tenant reimbursement payments are payable monthly, although in some cases such payments are to be made annually.

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

RESULTS OF OPERATIONS

The net income (loss) for each shopping center for the three years ended December 31, 1996, 1995, and 1994 was as follows:

                                       NET INCOME (LOSS)
   SHOPPING CENTER                1996         1995         1994
  Woodlawn Village              ($49,889)    ($51,281)    ($61,230)
  Lynnwood Place                (130,643)    (201,574)    (185,286)
  Highlandtown Village            38,214       34,102       17,262
  Jackson Heights                164,376      113,131       49,974
  Holiday                          8,838       27,249     (511,444)
  Orchard Square                    -          48,467      204,269
  Cloister                        61,129       68,375       97,450
  Edgewood                        81,333      105,306      162,054
  Tarrytown Mall              (3,406,679)  (2,940,495)  (1,286,716)
  Berkeley Square                 62,237      (62,125)     (22,478)
  Quality Center                 (90,017)    (282,291)     (36,032)

    Subtotal                  (3,261,101)  (3,141,136)  (1,572,177)
  Other expenses                (126,970)    (140,859)    (144,980)
  Loss on sale of centers        (78,687)  (2,271,249)        -
  Gain - forgiveness of debt        -       1,602,902         -
  Gain on sale of pad sites      241,290      171,877         -

                             ($3,225,468) ($3,778,465) ($1,717,157)

Results of Operations for the Three Years Ended December 31, 1996

General

During 1996, the Partnership owned and operated ten shopping centers until May 3, 1996 when Holiday shopping center was sold. During 1995, the Partnership owned and operated eleven shopping centers until December 29, 1995 when Orchard Square shopping center was sold. During 1994, the Partnership owned and operated eleven shopping centers for the entire period.

1996 Compared to 1995

The Partnership reported a decrease in net loss of $552,997 from a net loss of $3,778,465 in 1995 to a net loss of $3,225,468 in 1996. The significant factors contributing to the decreased net loss in 1996 were the net loss on the sale of a shopping center of $78,687 in 1996 in comparison to $2,271,249 in 1995; gains on the sales of pad sites in 1996 totaling $241,290 in comparison to $171,877 in 1995; an increase in interest income; declines in interest, depreciation, taxes and insurance, management and leasing, and other expenses; and a lower provision for doubtful accounts. These factors were partially offset by declines in rental income and tenant reimbursement income; and an extraordinary gain related to forgiveness of debt in 1995 of $1,602,902 with no comparable transaction in 1996. A substantial portion of these variances in income and expense can be attributed to the sale of Orchard Square on December 29, 1995, the increase in losses at

Tarrytown Mall and the sale of Holiday on May 3, 1996.

The Partnership's total income decreased $949,395 from $7,426,069 in 1995 to $6,476,674 in 1996. The change in total income consisted of a decrease in rental income of $884,177 from $6,288,608 in 1995 to $5,404,431 in 1996 and a decrease in tenant reimbursement income of $65,218 from $1,137,461 in 1995 to $1,072,243 in 1996.

Rental income declined primarily due to the sale of Orchard Square in December 1995, the sale of Holiday in May 1996 and a decline in rental income at Tarrytown Mall of $223,720. Orchard Square had rental income of $809,395 in 1995. Rental income with respect to Holiday decreased $118,942 in 1996 as compared to 1995 as a result of the sale of that center. Five of the shopping centers had decreases in tenant reimbursement income including a significant decrease at Tarrytown Mall of $50,884. Tenant reimbursement income at Orchard Square was $141,466 in 1995. The declines in rental income and tenant reimbursement income at Tarrytown Mall were primarily the result of the loss of income recorded with respect to the Wholesale Depot lease obligations, as well as a 3% decrease in Tarrytown Mall's leased percentage. Tarrytown Mall was 61% and 64% leased at December 31, 1996 and 1995, respectively.

These declines in rental income were partially offset by increases in rental income at seven shopping centers, including significant increases at Quality of $130,994, Berkeley Square of $31,312, Jackson Heights of $33,316, and Edgewood Plaza of $26,714. The increases in rental income at Quality Center, Berkeley Square and Jackson Heights can be attributed to leasing activity at those shopping centers. Quality Center, Berkeley Square and Jackson Heights were 73%, 97% and 100% leased, respectively, at December 31, 1996. This represented increases of 3% at Quality Center, 2% at Berkeley Square and 1% at Jackson Heights from the leased percentages at December 31, 1995. The increase in rental income at Edgewood Plaza was primarily due to increased rental rates commencing July 1, 1996 when the capital improvement plan at that center was substantially complete as well as other tenant rollovers. Edgewood Plaza was 100% leased at December 31, 1996 and 1995.

The following changes in leased percentages also contributed to changes in rental income and tenant reimbursement income during the year. Cloister was 95% leased at December 31, 1996, which represented an increase of 5% compared to December 31, 1995. Highlandtown Village and Woodlawn remained unchanged at December 31, 1996 at 100% and 93% leased, respectively. Lynnwood Place was 95% leased at December 31, 1996, a decrease of 3% from December 31, 1995. The Partnership's aggregate portfolio was 84% leased at December 31, 1996 and 1995. The Partnership's shopping center portfolio at December 31, 1996 represented nine centers with approximately 945,000 leasable square feet. The Partnership's portfolio at December 31, 1995 represented ten centers with approximately 1,034,000 leasable square feet.

Total operating expenses decreased $761,711 from $10,739,166 in 1995 to $9,977,455 in 1996. The decrease in total operating expenses can primarily be attributed to the sale of Orchard Square in December 1995 and the sale of Holiday in May 1996. Total operating expenses at Orchard Square were $902,394 in 1995. Total operating expenses at Holiday declined $101,552 from 1995 to 1996.

Interest expense decreased $429,408 from $3,188,433 in 1995 to $2,759,025 in 1996 primarily due to the sale of Orchard Square which had interest expense of $347,658 in 1995, and declines in interest expense at Berkeley Square of $72,644 and Lynnwood Place of $22,080. Interest expense at Berkeley Square declined due to the paydown of long-term debt for that shopping center in the fourth quarter of 1995. Interest expense at Lynnwood Place declined as a result of a decrease in the interest rate in July 1995. These declines in interest expense were partially offset by an increase of $86,017 at Edgewood Plaza in 1996 as a result of the Partnership obtaining a loan of $1,400,000 in September 1995 secured by this shopping center which was previously unencumbered.

In the fourth quarter of 1996, the Partnership recorded an impairment charge of $2,895,000 in comparison to the charge of $2,606,156 in 1995. In 1996, the charge of $2,895,000 represented the amount required to write-down the carrying value of Tarrytown Mall to its fair value of $4,500,000 as of December 1, 1996. In 1995, the charge of $2,606,156 reflected the Partnership's revised estimate of the net realizable value of Tarrytown Mall at that time based on the decline in the appraisal value to a level below the outstanding balance of the mortgage debt on the property. The $2,606,156 represented the sum of the difference of $2,542,295 between the net book value of Tarrytown Mall's land, building and improvements and the balance of the mortgage debt and accrued interest as of December 31, 1995, plus the write-off of $63,861 in tenant rent receivables related to the recording of rental income on a straight-line basis.

Depreciation expense decreased $215,426 from $1,598,697 in 1995 to $1,383,271 in 1996 primarily due to the sale of Orchard Square and Holiday. Depreciation expense at Orchard Square was $185,077 in 1995. Depreciation expense at Holiday declined $40,440 from 1995 to 1996.

Repairs and maintenance expense increased $40,557 from $880,272 in 1995 to $920,829 in 1996. Significant changes in repairs and maintenance expense included increases at Tarrytown Mall of $31,533, Quality Center of $26,925 and Berkeley Square of $26,694. Repairs and maintenance expense at Orchard Square was $69,395 in 1995.

Real estate tax expense decreased $69,536 from $681,870 in 1995 to $612,334 in 1996. This net decrease was primarily attributable to the sale of Orchard Square which had real estate tax expense of $68,135 in 1995. Management and leasing to related parties decreased $42,429 from $428,756 in 1995 to $386,327 in 1996. Management and leasing at Orchard Square was $55,325 in 1995.

The aggregate provision for doubtful accounts was $172,159 in 1995 and $73,599 in 1996. The provisions related to ten of the Partnership's shopping centers were lower in 1996 as compared to 1995. The provisions related to Cloister and Berkeley Square were lower by $29,327 and $35,777, respectively, primarily as a result of the receivables related to one tenant at Cloister and three tenants at Berkeley Square which were included in the provision for doubtful accounts in 1995 and either written-off or partially collected in 1996.

Other expenses decreased $241,999 from $933,930 in 1995 to $691,931 in 1996. The decrease can be attributed to the following changes: (i) a decline of $87,951 in total other expenses at Orchard Square; (ii) decreases in administrative expense at Quality Center of $24,667 and Edgewood Plaza of $21,797; (iii) decreases in legal expenses at Tarrytown Mall and Quality Center of $45,410 and $18,732, respectively, and (iv) the reversal in 1996 of a reserve of $30,000 recorded in 1995 for estimated environmental remediation costs required at Edgewood as a former tenant paid these expenses. The decrease in administrative expense at Quality Center was primarily due to an adjustment in 1995 in the marketing fund as a result of a decline in tenant contributions for that period and prior periods based on occupancy at the property. The decrease in legal expense at Tarrytown Mall was due to expenses incurred in 1995 related to the bankruptcy of Wholesale Depot and lease negotiations with a potential tenant for the Wholesale Depot space. The decrease in legal expense at Quality Center was due to expenses incurred in 1995 related to the unsuccessful negotiations with a potential buyer for that shopping center.

Interest income increased $81,608 from $31,102 in 1995 to $112,710 in 1996. The increase in interest income was primarily the result of increasing cash balances predominantly due to proceeds from the sale of Orchard Square in December 1995 and Holiday in May 1996.

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

The aggregate provision for doubtful accounts was $194,554 in 1994 and $172,159 in 1995. The provision related to Tarrytown Mall was lower by $78,812 in 1995 as compared to 1994 as a result of the loss of several significant tenants at that property in 1994. In consideration of these losses at Tarrytown Mall and the related tenants' outstanding receivable balances, the allowance for doubtful accounts related to that center was increased at December 31, 1994. This resulted in an unusually high provision for doubtful accounts for the year ended December 31, 1994. During 1995, approximately $40,000 of the Tarrytown Mall tenant receivables outstanding at December 31, 1994 were written-off and the majority of the remaining balance of these receivables was collected. As a result of these write-offs and collections and the decline in the current year receivables, the allowance for doubtful accounts was reduced at December 31, 1995 and the corresponding provision for 1995 was therefore lower.

Shopping Center by Shopping Center Analysis of Material Changes in the Results of Operations for the Three Years Ended December
31, 1996

The following discussion reflects changes in the specific elements of income or expense with respect to the Partnership's centers during the three years ended December 31, 1996. For purposes of the following analysis, rental income consists of rents paid by tenants occupying space in each shopping center and rental income accrued for adjustments for rent abatements and scheduled rent increases.

Woodlawn Village: Net loss decreased to $49,889 in 1996 from $51,281 in 1995. Net loss was $61,230 in 1994. Changes in individual elements of income and expenses during 1996 and 1995 were not significant to the Partnership considered as a whole.

Rental income increased less than 1% to $284,999 in 1996 from $283,557 in 1995. Rental income was $272,047 in 1994. As of
December 31, 1996, 1995 and 1994, Woodlawn Village was approximately 93% leased.

Lynnwood Place: Net loss decreased to $130,643 in 1996 from $201,574 in 1995. Net loss was $185,286 in 1994. The decrease in net loss in 1996 was primarily the result of increases in rental and tenant reimbursement income totalling $52,978 and a decline in interest expense of $22,080. Rental and tenant reimbursement income increased in 1996 due to changes in occupancy throughout the two years and due to nonrecurring adjustments made in 1995. Interest expense decreased in 1996 as a result of a decrease in the interest rate in July 1995. The increase in net loss in 1995 can primarily be attributed to a decrease in tenant reimbursement income, offset in part by a decline in interest and amortization expenses. The decrease in tenant reimbursement income in 1995 at Lynnwood Place can be attributed to a reduction in real estate tax tenant reimbursements and to adjustments for prior year accruals.

Rental income increased approximately 2% to $807,255 in 1996 from $789,924 in 1995. Rental income was $778,111 in 1994. As of
December 31, 1996, Lynnwood Place was approximately 95% leased, a decrease from 98% as of December 31, 1995. Lynnwood was 100% leased as of December 31, 1994. The increases in rental income in 1996 and 1995 are primarily attributable to changes in occupancy. Lynnwood Place was 100% leased throughout most of 1996.

Highlandtown Village: Net income increased to $38,214 in 1996 from $34,102 in 1995. Net income was $17,262 in 1994. The increase in net income in 1996 consisted of an increase in total income offset in part by an increase in total expenses. Tenant reimbursement income increased $35,324 to $272,611 in 1996 from $237,287 in 1995. Tenant reimbursement income was $269,608 in 1994. The increases in net income in 1995 can be attributed to a decrease in total expenses, offset in part by a decline in total income.

Rental income increased approximately 3% to $574,278 in 1996 from $558,979 in 1995. Rental income was $534,605 in 1994. As of
December 31, 1996 and 1995, Highlandtown Village was approximately 100% leased. Highlandtown Village was 98% leased as of December 31, 1994. The changes in rental income in 1996 and 1995 are primarily attributable to changes in occupancy.

Jackson Heights: Net income increased to $164,376 in 1996 from $113,131 in 1995. Net income was $49,974 in 1994. The increase in net income in 1996 can primarily be attributed to an increase in rental income and a decline in total expenses of $18,280. The increase in net income in 1995 can be attributed to an increase in rental income.

Rental income increased approximately 5% to $694,794 in 1996 from $661,478 in 1995. Rental income was $583,295 in 1994. As of
December 31, 1996, Jackson Heights was 100% leased, which represented an increase from 99% leased at December 31, 1995. Jackson Heights was approximately 99% leased as of December 31, 1994. The increase in rental income in 1996 and 1995 can primarily be attributed to changes in occupancy.

Holiday: This center reported net income of $8,838 in 1996, net income of $27,249 in 1995 and net loss of $511,444 in 1994. The changes in individual elements of income and expenses during 1996 can primarily be attributed to the sale of Holiday on May 3, 1996. The increase in net income in 1995 can primarily be attributed to the write-down of assets of $540,000 in 1994 to adjust the carrying value of Holiday to its estimated net realizable value, since it was the Partnership's intention to offer the property for sale in 1995. There was no comparable adjustment in 1995.

Rental income was $68,221 in 1996, $187,163 in 1995, and $189,508 in 1994. As of December 31, 1995, Holiday was approximately 90% leased, an increase from approximately 84% as of December 31, 1994. The changes in rental income in 1995 was primarily attributable to changes in occupancy.

Orchard Square: Orchard Square was sold on December 29, 1995. Net income decreased to $48,467 in 1995 from net income of $204,269 in 1994. The decline in net income in 1995 can be attributed to a decrease in total income of $70,538 and an increase in other expenses of $97,988.

Rental income decreased approximately 5% to $809,395 in 1995 from $854,531 in 1994. As of December 31, 1994, Orchard Square was approximately 94% leased. The decrease in rental income in 1995 can be attributed to changes in occupancy and an increase in rental abatements as a result of A&P closing its store in August 1994.

Cloister: Net income decreased to $61,129 in 1996 from $68,375 in 1995. Net income was $97,450 in 1994. The decrease in net income in 1996 was primarily the result of a decline in total income of $35,755 which was partially offset by a decline in total expenses of $28,510. The decrease in net income in 1995 can primarily be attributed to an increase in interest expense of $29,431 due to adjustments in the interest rate on the Cloister mortgage which floats at prime plus 1.25%.

Rental income decreased approximately 4% to $394,806 in 1996 from $409,231 in 1995. Rental income was $402,227 in 1994. As of
December 31, 1996, Cloister was approximately 95% leased, an increase from 90% as of December 31, 1995. Cloister was 100% leased at December 31, 1994. The changes in rental income in 1996 and 1995 are primarily attributable to changes in occupancy.

Edgewood: Net income decreased to $81,333 in 1996 from $105,306 in 1995. Net income was $162,054 in 1994. The decrease in net income in 1996 was primarily the result of an increase in interest expense of $86,017 in 1996 which was partially offset by an increase in total income of $37,003. The Partnership obtained a loan of $1,400,000 in September 1995 secured by this shopping center which was previously unencumbered. The decrease in net income in 1995 can primarily be attributed to interest expense recorded in 1995 of $33,848 and a $30,000 charge recorded in 1995 for the estimated environmental remediation work required at Edgewood. There was no comparable environmental expense in 1994.

Rental income increased approximately 8% to $318,378 in 1996 from $291,664 in 1995. Rental income was $281,654 in 1994. As of
December 31, 1996, 1995, and 1994, Edgewood was 100% leased. The changes in rental income in 1996 and 1995 are primarily attributable to changes in rental rates. The increase in rental income in 1996 was predominantly due to increased rental rates commencing July 1, 1996 when the capital improvement plan at Edgewood Plaza was substantially complete as well as other tenant rollovers.

Tarrytown Mall: Net loss increased to $3,406,679 in 1996 from $2,940,495 in 1995. Net loss was $1,286,716 in 1994. The increases in net loss in 1996 and 1995 can primarily be attributed to increases in the write-down of assets each year and declines in rental and tenant reimbursement income. In 1996, the Partnership recorded a write-down of assets of $2,895,000 in comparison to $2,606,156 in 1995. The Partnership recorded a write-down of assets of $1,047,746 in 1994. See the discussions under the caption Liquidity and Capital Resources incorporated by reference from Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and under Note H of Notes to Financial Statements incorporated by reference from Item
8. Financial Statements and Supplementary Data herein. Rental and tenant reimbursement income decreased $274,604 to $1,041,757 in 1996 from $1,316,361 in 1995. The decline was primarily the result of the loss of income recorded with respect to the Wholesale Depot lease obligations. Wholesale Depot terminated its lease at Tarrytown Mall on October 7, 1994. Total income for 1995 included approximately $249,400 of rental income and $63,200 of tenant reimbursement income with respect to the Wholesale Depot lease.

Rental and tenant reimbursement income decreased $257,637 to $1,316,361 in 1995 from $1,573,998 in 1994. The decrease in income was primarily the result of the decline in income recorded with respect to the Wholesale Depot lease obligations. These changes contributing to the increased net loss in 1995 were partially offset by decreases in depreciation expense and a lower provision for doubtful accounts. Depreciation expense decreased $93,111 to $337,005 in 1995 from $430,116 in 1994. The decline in depreciation expense was primarily the result of the write-down of the leasehold improvements related to Wholesale Depot at Tarrytown Mall in the fourth quarter of 1994. The provision for doubtful accounts was $16,848 in 1995 which was lower by $78,812 in comparison to $95,660 in 1994 primarily due to the loss of several significant tenants at that property in 1994.

Rental income decreased approximately 20% to $877,052 in 1996 from $1,100,772 in 1995. Rental income was $1,278,805 in 1994.
As of December 31, 1996, Tarrytown was approximately 61% leased, a decrease from approximately 64% leased as of December 31, 1995. Tarrytown was 66% leased as of December 31, 1994. The decrease in rental income in 1996 and 1995 was primarily the result of the bankruptcy of Wholesale Depot.

Berkeley Square: This center reported net income of $62,237 in 1996, net loss of $62,125 in 1995 and net loss of $22,478 in 1994. The increase in net income in 1996 can be attributed to an increase in rental income, a decline in interest expense and a lower provision for doubtful accounts in 1996. Interest expense decreased $72,644 to $144,185 in 1996 from $216,829 in 1995 as a result of a paydown of long-term debt related to that shopping center in the fourth quarter of 1995. The provision for doubtful accounts was lower by $35,777 in 1996 in comparison to 1995 primarily as a result of the receivables related to three tenants which were included in the provision in 1995 and either written off or partially collected in 1996. The increase in net loss in 1995 can primarily be attributed to a decline in total rental and tenant reimbursement income and an increase in repairs and maintenance expense.

Rental income decreased approximately 7% to $498,900 in 1996 from $467,588 in 1995. Rental income was $485,623 in 1994. The increase in rental income in 1996 can be attributed to changes in occupancy. The decrease in rental income in 1995 is primarily attributable to changes in occupancy and the sale of a pad site in 1995. As of December 31, 1996, Berkeley Square was approximately 97% leased, an increase from approximately 95% leased as of December 31, 1995. Berkeley Square was 83% leased at December 31, 1994. The 12% increase in the center's leased percentage from 1994 to 1995 primarily resulted from the addition of three tenants leasing an aggregate of 13,456 square feet.

Quality Center: Net loss decreased to $90,017 in 1996 from $282,291 in 1995. Net loss was $36,032 in 1994. The decrease in net loss in 1996 can be attributed to an increase in rental and tenant reimbursement income. The increase in net loss in 1995 can be attributed to a decline in rental income and an increase in administrative expense. Administrative expense increased $63,472 to $73,622 in 1995 from $10,150 in 1994 primarily due to an adjustment in the marketing fund as a result of a decline in tenant contributions for this period and prior periods based on occupancy at the property.

Rental income decreased approximately 29% to $586,957 in 1996 from $455,963 in 1995. Rental income was $622,337 in 1994. As of December 31, 1996, Quality Center was approximately 73% leased, an increase from approximately 70% leased as of December 31, 1995. Quality Center was 59% leased at December 31, 1994. The changes in rental income in 1996 and 1995 were primarily attributable to changes in occupancy.
Two tenants paying aggregate annual rents of $121,833 vacated Quality Center in December 1994. A competing shopping center located one mile west of Quality Center re-opened, after extensive renovations, in April 1993. A second shopping center competing with Quality Center, Rockvale Square, added approximately 125,000 square feet of retail outlet space in 1993 and 1994. Rockvale Square is located directly across U.S. Route 30 from Quality Center.

ITEM 8.  FINANCIAL STATMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Financial Statement Schedules

                                                              Page

 Report of Independent Public Accountants......................36

 Financial Statements:
   Balance Sheets..............................................37
   Statements of Operations....................................38
   Statements of Partners' Equity..............................39
   Statements of Cash Flows....................................40
   Notes to Financial Statements...............................41

 Financial Statement Schedules:
   Schedule II   - Valuation and Qualifying Account............51
   Schedule III  - Real Estate and Accumulated Depreciation
                   and Notes to Schedule.......................52
   Schedule IV   - Mortgage Loans on Real Estate and Notes to
                   Schedule....................................55


All other schedules are omitted since they are not required, are not applicable, or the financial information required is included in the financial statements or the notes thereto.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
Mid-Atlantic Centers Limited Partnership:

We have audited the accompanying balance sheets of MID-ATLANTIC CENTERS LIMITED PARTNERSHIP (a Maryland limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedules referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mid-Atlantic Centers Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

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

                                      /s/ ARTHUR ANDERSEN L.L.P.

Baltimore, Maryland
February 10, 1997

              MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                           BALANCE SHEETS
                     December 31, 1996 and 1995

                                                         1996          1995
                                                     -----------   -----------
                 ASSETS
  Investment in real estate held for lease, at cost:
    Land                                             $ 8,724,880   $ 9,124,457
    Buildings and improvements                        42,599,014    43,934,858
                                                     -----------   -----------
                                                      51,323,894    53,059,315
    Less - accumulated depreciation                  (16,939,873)  (13,271,409)
                                                     -----------   -----------
                                                      34,384,021    39,787,906
  Cash and cash equivalents                            3,051,221     1,664,994
  Tenant accounts receivable, net of allowance for
     doubtful accounts ($228,991 in 1996 and
     $326,673 in 1995)                                   767,223       791,031
  Escrows                                                882,333       842,307
  Prepaid expenses and other assets                      360,030       255,880
  Intangible assets, net of accumulated amortization
     ($1,035,330 in 1996 and $935,235 in 1995)           222,287       222,427
                                                     -----------   -----------
           Total assets                              $39,667,115   $43,564,545
                                                     ===========   ===========

        LIABILITIES AND PARTNERS' EQUITY

  Long-term debt, including current maturities       $28,104,113   $29,130,611
  Interest payable                                     1,098,751       683,682
  Cash flow protector loans                              789,203       789,203
  Accounts payable and accrued expenses                  124,800       211,208
  Prepaid rents and security deposits                    193,139       203,141
  Due to related parties                                 126,780        90,903
                                                     -----------   -----------
           Total liabilities                          30,436,786    31,108,748
                                                     -----------   -----------
  General partners and assignor limited partner          529,870       501,599
  Assignee limited partners (1,200,000 units
     authorized, issued and outstanding)               8,700,459    11,954,198
                                                     -----------   -----------
           Total partners' equity                      9,230,329    12,455,797
                                                     -----------   -----------
           Total liabilities and partners' equity    $39,667,115   $43,564,545
                                                     ===========   ===========

        The accompanying notes are an integral part of these balance sheets.

               MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
        for the years ended December 31, 1996, 1995, and 1994

                                             1996         1995         1994
                                         -----------  -----------  -----------
Income:
  Rental income                           $5,404,431   $6,288,608   $6,537,318
  Tenant reimbursement income              1,072,243    1,137,461    1,370,417
                                         -----------  -----------  -----------
        Total income                       6,476,674    7,426,069    7,907,735
                                         -----------  -----------  -----------
Operating expenses:
  Interest expense                         2,759,025    3,188,433    3,177,157
  Write-down of assets                     2,895,000    2,606,156    1,587,746
  Depreciation                             1,383,271    1,598,697    1,685,458
  Repairs and maintenance                    920,829      880,272      880,552
  Real estate taxes                          612,334      681,870      667,371
  Management and leasing to related parties  386,327      428,756      456,981
  Insurance                                  143,694      156,783      166,693
  Amortization                               111,445       92,110      143,540
  Provision for doubtful accounts             73,599      172,159      194,554
  Other expenses                             691,931      933,930      675,601
                                         -----------  -----------  -----------
     Total operating expenses              9,977,455   10,739,166    9,635,653
                                         -----------  -----------  -----------
Loss from rental operations               (3,500,781)  (3,313,097)  (1,727,918)

Other income (loss):
   Gain on sale of pad sites                 241,290      171,877         -
   Loss on sale of shopping centers          (78,687)  (2,271,249)        -
   Interest income                           112,710       31,102       10,761
                                         -----------  -----------  -----------
Net loss before extraordinary item        (3,225,468)  (5,381,367)  (1,717,157)
Extraordinary gain related to
   forgiveness of debt                          -       1,602,902         -
                                         -----------  -----------  -----------
Net loss                                 $(3,225,468) $(3,778,465) $(1,717,157)
                                         ===========  ===========  ===========
Net gain (loss) allocated to
   general partners                      $    28,271  $   510,675  $   (17,172)
                                         ===========  ===========  ===========
Net loss allocated to assignee
   limited partners                      $(3,253,739) $(4,289,140) $(1,699,985)
                                         ===========  ===========  ===========
Net loss allocated to assignee limited
   partners per unit: (1,200,000 units
   issued and outstanding)
   Net loss before extraordinary item       $ (2.71)      $ (4.57)     $ (1.42)
   Extraordinary gain                           -            1.00          -
   Net loss                                --------       -------      -------
                                            $ (2.71)      $ (3.57)     $ (1.42)
                                           ========       =======      =======

      The accompanying notes are an integral part of these statements.

               MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                     STATEMENT OF PARTNERS' EQUITY
          for the years ended December 31, 1996, 1995 and 1994

                                    Assignee   Assignor    Total
                                     General    Limited   Limited   Partners'
                                    Partners   Partners   Partner    Equity
                                   --------- ----------- -------- -----------
Partners' equity, December 31, 1993 $  8,019 $17,943,323     $ 77 $17,951,419
   Net loss                          (17,172) (1,699,985)      -   (1,717,157)
                                   --------- ----------- -------- -----------
Partners' equity, December 31, 1994   (9,153) 16,243,338       77  16,234,262
   Net loss                          510,675  (4,289,140)      -   (3,778,465)
                                   --------- ----------- -------- -----------
Partners' equity, December 31, 1995  501,522  11,954,198       77  12,455,797
   Net loss                           28,271  (3,253,739)      -   (3,225,468)
                                   --------- ----------- -------- -----------
Partners' equity, December 31, 1996 $529,793 $ 8,700,459     $ 77 $ 9,230,329
                                   ========= =========== ======== ===========



        The accompanying notes are an integral part of these statements.

              MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
         for the years ended December 31, 1996, 1995, and 1994

                                               1996        1995        1994
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                $(3,225,468)$(3,778,465)$(1,717,157)
   Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Depreciation and amortization           1,494,716   1,690,807   1,828,998
     Write-down of assets                    2,895,000   2,606,156   1,587,746
     Forgiveness of debt                          -     (1,602,902)       -
     Loss on sale of shopping centers           78,687   2,271,249        -
     Gain on sale of pad sites                (241,290)   (171,877)       -
   Changes in operating assets and liabilities:
     Decrease (increase) in tenant accounts
       receivable, net                          23,808     240,256    (296,552)
     (Increase) decrease in prepaid expenses
       and other assets, net                  (230,554)     14,004      49,988
     (Decrease) increase in accounts payable
       and accrued expenses                    (96,410)    112,368  (1,507,895)
     Increase in interest payable, net of noncash
       transactions of $29,558 in 1995         415,069     224,506      48,799
     Increase (decrease) in due to related
       parties                                  35,877     (27,260)     22,344
          Total adjustments                  4,374,903   5,357,307   1,733,428
   Net cash provided by operating
     activities                              1,149,435   1,578,842      16,271

CASH FLOWS FROM INVESTING ACTIVITIES:
   Improvements of real estate                (108,447)   (504,523)   (275,186)
   Proceeds from sale of real estate         1,675,636   5,294,826        -
   Establishment of capital improvement
     escrow                                       -       (289,617)       -
   Assigned certificate of deposit for
     capital improvements                         -        (11,550)       -
   Net cash provided by (used in)
      investing  activities                  1,567,189   4,489,136    (275,186)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt       (643,988)   (769,436)   (781,393)
   Retirement of long-term debt               (382,510) (4,937,500) (1,102,392)
   Mortgage escrow deposits, net              (194,394)   (130,000)   (206,148)
   Financing fees                             (109,505)   (350,229)    (86,488)
   Proceeds from long-term debt                   -      1,400,000   2,640,940
   Payment of deferred interest                   -           -       (150,000)
   Assigned certificate of deposit to lender      -           -        (25,000)
   Net cash (used in) provided by
      financing activities                  (1,330,397) (4,787,165)    289,519

Net increase in cash and cash equivalents    1,386,227   1,280,813      30,604
Cash and cash equivalents at beginning
  of year                                    1,664,994     384,181     353,577
Cash and cash equivalents at end of year   $ 3,051,221  $1,664,994  $  384,181

       The accompanying notes are an integral part of these statements.

              MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                   Notes to Financial Statements
                          December 31, 1996
                     -------------------------

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

RENTAL INCOME. Certain leases provide for either abatement of rents or scheduled rent increases over the life of the lease. Rental income is recorded on a straight-line basis of equal monthly payments over the respective terms of such leases. The receivables related to the recording of rental income on a straight-line basis totalled $317,688 and $313,259 at December 31, 1996 and 1995, respectively.

Certain leases provide for additional rent computed on the basis of a percentage of gross sales in excess of specified levels. Rental income for the years ended December 31, 1996, 1995 and 1994 included income with respect to these percentage rentals of $292,698, $272,895 and $254,577, respectively.

STATEMENTS OF CASH FLOWS. For purposes of the statements of cash flows, the Partnership considers cash in banks, commercial paper and repurchase agreements with original maturities of less than three months to be cash and cash equivalents.

RECLASSIFICATIONS. Certain amounts from the prior year financial statements have been reclassified in order to conform with the current year presentation.

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

               MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                    Notes to Financial Statements
                      -------------------------

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES: (continued)

FINANCIAL INSTRUMENTS. The carrying values of the Partnership's cash and cash equivalents, tenant accounts receivable, accounts payable, due to related parties and long-term debt approximate the fair values. As the cash flow protector loans are non-interest bearing and will only be paid after certain returns to assignee limited partners, the fair value of the cash flow protector loans are not readily determinable.

LONG-LIVED ASSETS. Effective January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption on January 1, 1996 had no effect on the financial statements of the Partnership. Management reviews the Partnership's assets for impairment on a property by property basis at year end when the third party appraisals have been completed and whenever circumstances occur which indicate that the carrying amount of the assets may be impaired.

The Partnership considers its properties to be long-lived assets to be held and used. The Partnership's policy is to classify its assets as held for sale when the Partnership has formally committed to dispose of the properties whether by sale or abandonment if suitable offers are not received, and that it is unlikely that the plan would be withdrawn.

Certain properties are listed for sale with brokers with the intent that if acceptable offers are received, the Partnership would consider selling the property or properties. In the meantime, the Partnership will continue to operate the properties. To the extent some properties are sold there may be losses recognized from the sales because the net proceeds from the sale of certain properties may be below the carrying values. The estimated future cash flows from all properties are expected to be in excess of the carrying values as of December 31, 1996. The carrying value of one property, which is not listed for sale, is approximately $1,200,000 above its appraised value, however, the carrying value is below the property's estimated future net cash flows. As such the property is not considered impaired for SFAS No. 121 purposes.

NEW ACCOUNTING PRONOUNCEMENT. During 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share", which becomes effective December 31, 1997, and which early adoption is not permitted. Under SFAS No. 128, a company would disclose basic earnings per share (the principal difference being that common share equivalent would not be considered in the compilation of basic earnings per share) and diluted earnings per share. Because this pronouncement was recently issued, the Partnership has not completely determined the effect of adopting this pronouncement, however, the effect of the adoption is not expected to be material.

               MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                     Notes to Financial Statements
                       -------------------------

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

NOTE C - RENTALS UNDER OPERATING LEASES:

The Partnership has leased space in its shopping center properties under noncancellable operating leases. The following table summarizes future minimum rental receipts due on noncancellable operating leases as of December 31, 1996:

                           1997             $4,223,547
                           1998              3,428,260
                           1999              2,595,165
                           2000              2,050,870
                           2001              1,630,649
                           Thereafter        6,439,856

                                           $20,368,347

These minimum future rentals do not include additional rent which may be received from tenants for pass-through provisions in leases related to increases in operating expenses and percentage rentals.

               MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                       Notes to Financial Statements
                         -------------------------

NOTE D - LONG-TERM DEBT:

Long-term debt consists of the following at December 31, 1996 and 1995:

                                                     1996         1995
      Mortgage loan due December 1, 2006
        Interest at 8.5%                          $1,810,780   $1,832,675
      Mortgage loan due February 10, 2000
        Interest at 9.5%                           6,220,016    6,320,814
      Mortgage loan due December 21, 1997 (1)
        Interest at 10.125%                        3,136,332    3,177,097
      Mortgage loan
        Interest at 75% of prime rate                   -         257,922
      Mortgage loan due June 1, 1998
        Interest at prime rate plus 1.25%,
        with a floor of 7.25%
        (9.75% at December 31, 1996)               1,444,197    1,494,717
      Mortgage loan due September 12, 1998
        Interest at 10.5%                          1,974,849    2,051,068
      Mortgage loan due September 01, 2000
        Interest at 8.625%                         1,380,501    1,397,333
      Mortgage loan due January 1, 1999
        Interest at 8%                             5,384,997    5,384,997
      Mortgage loan due January 1, 1999
        Interest at prime rate plus 1.5%,
        with a floor of 7.5%
        (10% at December 31, 1996)                 1,674,940    1,923,940
      Mortgage loan due December 31, 1997 (2)
        Interest at 10.13%                         1,385,065    1,454,215
      Mortgage loan due February 1, 1998 (3)
        Interest at 10.625%                        3,692,436    3,835,833

                                                 $28,104,113  $29,130,611

(1) - The Partnership currently anticipates the lender will agree to renew this mortgage.
(2) - This mortgage loan has an extension option, exercisable by the Partnership, to extend the term of such loan for one year. The interest rate payable during the extension period is adjusted to 2.75% over the one year U.S. Treasury bill.
(3) - The Quality Center loan was scheduled to mature on February 1, 1997. The lender has agreed to extend the term of this loan for one year, subject to the completion of the required documentation.

The mortgage loans are non-recourse obligations secured by deeds of trust on the related real estate held for lease and by assignments of rents. Interest paid on these mortgages was $2,343,956, $2,993,485, and $3,278,358 for the years ended
December 31, 1996, 1995 and 1994, respectively.

               MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                       Notes to Financial Statements
                         -------------------------

NOTE D - LONG-TERM DEBT: (continued)

The general partners anticipate that the balloon or principal balance payments required on the mortgage loans at maturity will require an extension of the existing mortgage loan or sale or refinancing of the property to which it relates at such time. Maturities of long-term debt at December 31, 1996 are as follows:

               1997               $5,527,446
               1998                7,781,486
               1999                  878,570
               2000               12,270,223
               2001                   50,564
               Thereafter          1,595,824

                                 $28,104,113

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

NOTE E - RELATED PARTY TRANSACTIONS:

MANAGEMENT FEES

In accordance with the Partnership Agreement, management fees (at the rate of 6% of gross leasing receipts) of $386,327, $428,756, and $456,981 in 1996, 1995 and 1994, respectively, were expensed for amounts due to First Washington Management, Inc., an affiliate of FW Realty Limited Partnership, for services rendered in connection with the leasing and operation of the shopping centers. A portion of these fees were paid by First Washington Management, Inc. to Legg Mason Realty Capital, Inc. in consideration of its performance of certain administrative services.

AMOUNTS DUE TO RELATED PARTIES

At December 31, 1996, $28,297 and $25,052 were payable to First Washington Management, Inc. and Legg Mason Realty Capital, Inc., respectively, for management fees and reimbursement of operating expenses. At December 31, 1995, $576 and $16,896 were payable to First Washington Management, Inc. and Legg Mason Realty Capital, Inc., respectively, for the aforementioned expenses.

               MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                    Notes to Financial Statements
                      -------------------------

NOTE E - RELATED PARTY TRANSACTIONS: (continued)

The General Partners agreed to lend the Partnership, without interest, up to 50% of the acquisition fees actually paid to them at the time the loan was made in the event the annual cumulative non-compounded return to assignee limited partners fell below 7% of the allocable invested capital for the period from February 1, 1989 through January 31, 1992. In 1990, the General Partners fulfilled their obligation under the cash flow protector provisions. As of December 31, 1996 and 1995, cash flow protector loans totalling $789,203 are payable to FW Realty Limited Partnership in the amount of $599,794 and to Realty Capital IV Limited Partnership in the amount of $189,409. The loans are non-interest bearing and will be repaid from distributable cash flow or sale or refinancing proceeds after the payment of a preferred return equal to a 10% annual cumulative non-compounded return on invested capital to assignee limited partners.

In addition, acquisition fees totalling $73,431 were payable as of December 31, 1996 and 1995 to FW Realty Limited Partnership in the amount of $55,808 and to Realty Capital IV Limited
Partnership in the amount of $17,623.

OTHER

In 1996, 1995 and 1994, the Partnership paid or accrued approximately $38,000, $25,000, and $20,000, respectively, to First Washington Management, Inc. for legal and architectural services related to the renovation, leasing, rent collections and other matters of the shopping centers. The Partnership paid or accrued approximately $75,000, $71,000, and $68,000, in 1996,
1995 and 1994, respectively, to Legg Mason Realty Capital, Inc. for reimbursement of operating expenses.

In the fourth quarter of 1995, discussions between Realty Capital IV Limited Partnership on behalf of the Partnership and a real estate investment trust ("FWREIT") formed by affiliates of FW Realty Limited Partnership were reopened regarding the possible sale for cash of the Partnership's shopping centers to an affiliate of FWREIT. In 1996, these discussions were deferred while the possibility of selling certain of the Partnership's shopping centers through third party brokers is explored. If a sale or disposition of all of the Partnership's properties were to occur, it would be followed by a distribution of net proceeds to partners and liquidation of the Partnership.

               MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                    Notes to Financial Statements
                      -------------------------

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

Any gain from a sale or refinancing is allocated as follows:
  1. To the assignee limited partners and general partners having negative balances in their capital accounts, prior to distribution of sale or refinancing proceeds, an amount of such gain sufficient to increase their negative balances to zero.
  2. To each assignee limited partner and general partner who has received or will receive a distribution out of the sale or refinancing proceeds, the amount of and in proportion to the

               MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                     Notes to Financial Statements
                       -------------------------

NOTE F - PARTNERSHIP PROFITS, LOSSES AND DISTRIBUTIONS:
(continued)

      excess of such distribution over the positive balance in his capital account, determined after any allocation of gain from a sale or refinancing pursuant to (1) above; and
  3. The balance, 75% to the assignee limited partners and 25% to the general partners.

Any loss from a sale or refinancing shall be allocated 99% to the assignee limited partners and 1% to the general partners.

NOTE G - SALES OF ASSETS

On May 3, 1996, the Partnership sold Holiday shopping center to an unrelated third party for a price of $1,200,000. For financial reporting purposes, the Partnership recorded a loss, after transaction expenses, of $78,687 in May 1996. For federal income tax purposes, the Partnership recorded a loss, after transaction expenses, of approximately $728,000.

On August 6, 1996, the Partnership sold a pad site of approximately 1.15 acres of land at Tarrytown Mall to an unrelated third party for a price of $330,000. For financial reporting purposes, the Partnership recorded a gain, after transaction expenses, of $154,079 in August 1996. For federal income tax purposes, the Partnership recorded a gain, after transaction expenses, of approximately $105,000. The net proceeds from the sale, after payment of transaction expenses, of approximately $324,000 were placed in escrow with the first trust lender to be used for one of the following three purposes: (i) to fund tenant improvement work if a replacement tenant is found for the Wholesale Depot space, (ii) to acquire an adjoining parcel of land to enhance visibility and provide additional customer parking at Tarrytown Mall or (iii) to reduce the principal amount of the first trust loan.

On September 25, 1996, the Partnership sold a pad site at Edgewood Plaza to an unrelated third party for a price of approximately $220,000. For financial reporting purposes, the Partnership recorded a gain, after transaction expenses, of $75,903 in September 1996. For federal income tax purposes, the Partnership recorded a gain, after transaction expenses, of approximately $82,000. The pad site was not secured by the Edgewood Plaza mortgage.

On October 7, 1996, the Partnership sold a parcel of excess land at Jackson Heights shopping center to an unrelated third party for $40,000. For financial reporting and federal income tax purposes, the Partnership recorded a gain, after transaction expenses, of $22,208 in 1996. The net proceeds of approximately $35,000 were applied to reduce the mortgage on Jackson Heights.

On December 5, 1996, the Partnership sold a parcel of excess land at Edgewood Plaza to an unrelated third party for a price of $29,900. For financial reporting and federal income tax purposes, the Partnership recorded a loss, after transaction expenses, of $10,900 in 1996. The

               MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                    Notes to Financial Statements
                      -------------------------

NOTE G - SALES OF ASSETS: (continued)

parcel of land was not secured by the Edgewood Plaza mortgage.

On December 29, 1995, the Partnership sold Orchard Square shopping center to an unrelated third party for a contract price of $5,250,000. At the time of sale, the holder of the Orchard Square mortgage accepted $3,900,000 in satisfaction of its mortgage, the principal balance and accrued interest of which were $5,748,344 and $29,558, respectively. The mortgage on Orchard Square was due and payable on demand. The Partnership recorded the forgiveness of debt, net of transaction expenses, as an extraordinary gain of $1,602,902 in the fourth quarter of 1995. For financial reporting purposes, the Partnership recorded a loss, after transaction expenses, of $2,271,249 in the fourth quarter of 1995 in connection with the sale of the Orchard Square property. For federal income tax purposes, the Partnership recorded a loss, after transaction expenses, of approximately $2,404,000 in 1995.

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

NOTE H - WRITE-DOWNS OF ASSETS

In the fourth quarter of 1996, the Partnership recorded an impairment charge of $2,895,000 to write-down the carrying value of Tarrytown Mall to its fair value of $4,500,000 as of December 1, 1996. In accordance with SFAS No. 121, the assets, which include the land, building and improvements and intangibles related to Tarrytown Mall, were determined to be impaired because recent downward revisions in estimates indicated future net cash flows would be insufficient to fully recover the carrying value of this property. The revisions in estimates were received in the fourth quarter of 1996, were not known before the fourth quarter, and resulted in a lower valuation for Tarrytown Mall in comparison to the prior year's valuation. Fair value was determined by an independent appraisal based on an income capitalization approach. The Partnership plans to continue to operate Tarrytown Mall and considers the center to be an asset to be held and used until an offer is received that is deemed satisfactory by the Partnership regarding disposal of the property with a capable buyer. Any plan is contingent upon the outcome of discussions with that center's first trust mortgage lender which the Partnership intends to initiate in the second quarter of 1997 regarding the required principal payments on the first trust mortgage. The payments are scheduled to increase July 1, 1997. In January 1997, the Partnership initiated discussions with Tarrytown Mall's second trust mortgage lender regarding the disposition of that center. No definitive plan of disposition has been adopted.

               MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                     Notes to Financial Statements
                       -------------------------

NOTE H - WRITE-DOWNS OF ASSETS: (continued)

In the fourth quarter of 1995, the Partnership recorded a charge of $2,606,156 to reflect the Partnership's revised estimate of net realizable value of Tarrytown Mall based on the decline in
the   appraisal value at that time to $6,100,000 which was below the outstanding balance of the mortgage debt and accrued interest on the property. The $2,606,156 represented the sum of the difference of $2,542,295 between the net book value of Tarrytown Mall's land, building and improvements and the balance of the mortgage debt and accrued interest as of December 31, 1995, plus the write-off of $63,861 in tenant rent receivables related to the recording of rental income on a straight-line basis.

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

The additional charge of $540,000 in 1994 represented an adjustment to the carrying value of Holiday to the Partnership's revised estimate of the center's net realizable value at that time. This write-down reflected the Partnership's intention to offer this property for sale in 1995. The $540,000 represented the difference between Holiday's book value as of December 31, 1994 and estimated net realizable value from the sale of the center and operating the center until the sale.

The treatment of these write-downs of assets does not affect cash flow or taxable income (loss) of the Partnership.

               MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                    Notes to Financial Statements
                      -------------------------

NOTE I - FEDERAL TAXABLE NET LOSS:

A reconciliation of the financial statement net loss to the federal taxable net loss for the years ended December 31, 1996, 1995 and 1994 is as follows:

                                                        1996         1995         1994
  Financial statement net loss                      ($3,225,468) ($3,778,465) ($1,717,157)
  Adjustments:
  -Write-down of assets for financial statements      2,895,000    2,606,156    1,587,746
  -Loss on sale of assets                              (692,288)    (132,709)        -
  -Costs depreciated over a life longer for income
   tax purposes than financial reporting purposes         1,632        7,376       94,897
  -Rent abatements and scheduled rent increases          (4,429)      19,507      (28,059)
  -Effects of rents collected in advance                (14,008)     (14,335)     (20,162)
  -Provision for doubtful accounts, net of write-offs   (97,685)     (26,835)     (66,809)
  -Other adjustments                                     51,665      (63,023)     (11,179)

  Federal taxable net loss                          ($1,085,581) ($1,382,328)   ($160,723)

Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, the amounts reported above may be subject to change at a later date upon final determination by the taxing authorities.



               MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
           SCHEDULE II -  VALUATION AND QUALIFYING ACCOUNT
                      -------------------------

                                           FOR THE YEARS ENDED DECEMBER 31,
                                             1996        1995        1994

  Allowance for doubtful tenant accounts receivable:
  Balance at beginning of year             $326,673    $353,507    $420,316

  Reserve charges to costs and expenses      73,599     172,159     194,554

  Write-offs during the year               (171,281)   (198,993)   (261,363)

  Balance at end of year                   $228,991    $326,673    $353,507


                   MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


   Column A           Column B              Column C                      Column D
------------------  ------------- -----------------------------  ----------------------------
                                                                 Costs capitalized subsequent
                                   Initial cost to Partnership           to acquisition
Shopping Center/                                   Building &                      Carrying
   Location         Encumbrances      Land       Improvements      Improvements    Costs(1)
------------------  ------------- ------------ ----------------  --------------- ------------
Woodlawn Village
Fredericksburg, VA   $1,810,780       $396,805    $2,298,000          $111,728   $ (129,537)

Lynnwood Place
Jackson, TN           6,220,016      1,271,305     7,809,446           218,605     (269,476)

Highlandtown Village
Baltimore, MD         3,136,332      1,048,889     4,414,076            85,004     (112,422)

Jackson Heights
Murfreesboro, TN      1,974,849      1,012,279     4,078,383           707,266       (8,536)

Cloister
Ephrata, PA           1,444,197        269,773     2,727,707           253,607      (35,000)

Edgewood Plaza
Harford County, MD    1,380,501        525,755     1,133,771           625,746     (188,478)

Berkeley Square
Goose Creek, SC       1,385,065        730,113     2,288,132         1,374,851      (40,733)

Tarrytown Mall
Rocky Mount, NC       7,059,937      2,360,955     6,476,200         5,295,869   (1,735,967)

Quality Center
Lancaster, PA         3,692,436      1,662,556     4,899,369            97,391     (329,538)
                    -----------    -----------   -----------       ----------- ------------

TOTALS              $28,104,113     $9,278,430   $36,125,084        $8,770,067  $(2,849,687)
                    ===========    ===========   ===========       =========== ============


                           MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                   SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                          (Continued)


   Column A                       Column E               Column F  Column G  Column H  Col. I
------------------  -----------------------------------  --------  --------  -------- --------
                       Gross amount at which carried      Accum-                       Depre-
                          at December 31, 1996 (2)        ulated    Date of            ciable
 Shopping Center/                Building &              Depreci-  Construc-   Date     Life
  Location            Land     Improvements   Totals(4)  ation(3)    tion    Acquired (in yrs)
------------------  -------- --------------- ----------  --------  --------  -------- --------
Woodlawn Village
Fredericksburg, VA  $407,558   $2,269,438   $2,676,996    $713,576   1986    12/31/86    31.5

Lynnwood Place
Jackson, TN        1,055,305    7,974,575    9,029,880   2,387,991   1986    07/16/87    31.5

Highlandtown Village
Baltimore, MD      1,048,888    4,386,659    5,435,547   1,295,715   1987    09/16/87    31.5

Jackson Heights
Murfreesboro, TN   1,003,743    4,785,649    5,789,392   1,343,609   1965    09/30/87    31.5

Cloister
Ephrata, PA          269,954    2,946,133    3,216,087     807,579   1961    12/30/87    31.5

Edgewood Plaza
Harford County, MD   462,369    1,634,425    2,096,794     327,711   1962    04/14/88    31.5

Berkeley Square
Goose Creek, SC      689,380    3,662,983    4,352,363     899,927   1967    10/03/88    31.5

Tarrytown Mall
Rocky Mount, NC    2,269,844   10,127,213   12,397,057   7,962,498   1963    09/01/88    31.5

Quality Center
Lancaster, PA      1,517,839    4,811,939    6,329,778   1,201,267  1987-88  01/31/89    31.5
                 -----------  -----------  ----------- -----------

TOTALS           $ 8,724,880  $42,599,014  $51,323,894 $16,939,873
                 ===========  ===========  =========== ===========


NOTES TO SCHEDULE III -  REAL ESTATE AND ACCUMULATED DEPRECIATION
              --------------------------------------

NOTE 1.  CARRYING COSTS ADJUSTMENTS:

For financial reporting purposes, payments received pursuant to master leaseback agreements are treated as an adjustment to the carrying value of the property. Column D - Carrying Costs also includes adjustments to investments in real estate for sales of property or portions thereof and write-downs of assets.

               MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
NOTES TO SCHEDULE III -  REAL ESTATE AND ACCUMULATED DEPRECIATION
                           (Continued)
                -------------------------------------

NOTE 2.  RECONCILIATION OF REAL ESTATE:

<CAPTION
                                          For the year ended December 31,
                                           1996         1995         1994
  Balance at beginning of year          $53,059,315  $61,191,581  $62,585,715
  Additions during year:
    Improvements                            387,419      504,523      275,186

  Deductions during year:
    Sale of shopping center property     (1,669,179)  (8,596,056)        -
    Sale of pad sites and land             (453,661)     (40,733)        -
    Write-down of assets                       -            -      (1,669,320)

                                         (2,122,840)  (8,636,789)  (1,669,320)

  Balance at end of year                $51,323,894  $53,059,315  $61,191,581


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

NOTE 3.  RECONCILIATION OF ACCUMULATED DEPRECIATION:

                                          For the year ended December 31,
                                            1996         1995         1994

Balance at beginning of year            $13,271,409  $10,658,778   $9,054,894

Depreciation expense for the year         1,383,271    1,598,697    1,685,458
Write-down of assets                      2,895,000    2,542,295      (81,574)

Sale of shopping center property           (609,807)  (1,528,361)        -

Balance at end of year                  $16,939,873  $13,271,409  $10,658,778


In the fourth quarter of 1996, the Partnership recorded an impairment charge of $2,895,000 to write-down the carrying value of Tarrytown Mall to its fair value of $4,500,000 as of December 1, 1996. In accordance with SFAS No. 121, the assets, which include the land, building and improvements and intangibles related to Tarrytown Mall, were determined to be impaired because recent downward revisions in estimates indicated future net cash flows would be insufficient to fully recover the carrying value of this property.

In the fourth quarter of 1995, the Partnership recorded a charge of $2,542,295 to reflect the Partnership's revised estimate of net realizable value of Tarrytown Mall based on the decline in the appraisal value. The $2,542,295 represented the sum of the difference between the net book value of Tarrytown Mall's land, building and improvements and the balance of the mortgage debt and accrued interest as of December 31, 1995.

NOTE 4.  FEDERAL INCOME TAX COST OF INVESTMENT IN REAL ESTATE:

The aggregate cost of land and buildings and improvements for federal income tax purposes is $8,724,880 and $44,395,771, respectively, for a total cost of $53,120,651 at December 31, 1996.

                     MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                  SCHEDULE IV -  MORTGAGE LOANS ON REAL ESTATE

       Column A              Column B       Column C                     Column D
------------------------   ------------   ------------   ------------------------------------
    Description of                           Final                       Periodic
    Shopping Center          Interest       Maturity                      Payment
  Mortgages/Location           Rate           Date                         Terms
------------------------   ------------   ------------   ------------------------------------
First mortgage                                            Level monthly payments of principal
on Woodlawn Village                                            and interest with entire the
Fredericksburg, VA             8.5%         12/01/06            principal due at maturity

First mortgage                                            Level monthly payments of principal
on Lynnwood Place                                         and interest, with entire principal
Jackson, TN                    9.5%          2/10/00                 due at maturity

First mortgage                                            Level monthly payments of principal
on Highlandtown Village                                              and interest with
Baltimore, MD                 10.125%       12/21/97             balloon due at maturity (2)

First mortgage
on Jackson Heights                                        Level monthly payments of principal
Murfreesboro, TN              10.5%          9/12/98                 and interest (3)

First mortgage          Prime rate plus 1.25%,             Fixed monthly principal payments
on Cloister             with a floor of 7.25%,                plus interest with balloon
Ephrata, PA               9.75% at 12/31/96  6/01/98               due at maturity

First mortgage                              12/31/97,
on Berkeley Square                       with option to   Level monthly payments of principal
Goose Creek, SC              10.13% (4)  extend one year           and interest (5)

First trust mortgage    Prime rate plus 1.5%,                Monthly payments of principal
on Tarrytown Mall       with a floor of 7.5%,                  and interest with entire
Rocky Mount, NC           10% at 12/31/96    1/01/99            principal due at maturity

                                                      Monthly payments of net cash flow from
Second trust mortgage                                    the property after payment of first
on Tarrytown Mall                                      trust debt service, with principal and
Rocky Mount, NC                8.0%          1/01/99       accrued interest due at maturity

First mortgage
on Edgewood Plaza                                         Level monthly payments of principal
Harford County, MD             8.625%        9/01/00                 and interest

First mortgage
on Quality Center                                         Level monthly payments of principal
Lancaster, PA                 10.625%       2/01/98(6)               and interest


See notes attached.

                     MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
           SCHEDULE IV -  MORTGAGE LOANS ON REAL ESTATE - (Continued)


     Column A              Column E     Column F      Column G          Column H
------------------------  ----------  ------------  ------------  --------------------
                                                                  Principal amount of
    Description of                       Face        Carrying      loans subject to
    Shopping Center          Prior     amount of     amount of    delinquent principal
  Mortgages/Location         Liens     mortgages    mortgages(1)      or interest
------------------------  ----------  ------------  ------------  --------------------
First mortgage
on Woodlawn Village
Fredericksburg, VA            None     $1,950,000    $1,810,780           None

First mortgage
on Lynnwood Place
Jackson, TN                   None      6,600,000     6,220,016           None

First mortgage
on Highlandtown Village
Baltimore, MD                 None      3,275,000     3,136,332           None

First mortgage
on Jackson Heights
Murfreesboro, TN              None      2,450,000     1,974,849           None

First mortgage
on Cloister
Ephrata, PA                   None      1,750,000     1,444,197           None

First mortgage
on Berkeley Square
Goose Creek, SC               None      1,975,000     1,385,065           None

First trust mortgage
on Tarrytown Mall
Rocky Mount, NC               None      2,640,940     1,674,940           None

Second trust mortgage
on Tarrytown Mall
Rocky Mount, NC               None      6,500,000     5,384,997           None

First mortgage
on Edgewood Plaza
Harford County, MD            None      1,400,000     1,380,501           None

First mortgage
on Quality Center
Lancaster, PA                 None      4,150,000     3,692,436           None
                                      -----------   -----------
Totals                                $32,690,940   $28,104,113
                                      ===========   ===========

See notes attached.

                     MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
             NOTES TO SCHEDULE IV -  MORTGAGE LOANS ON REAL ESTATE

(1) See Note 1 attached.
(2) Prepayment penalty of the amount by which the loan rate exceeds the yield on U.S. Treasury Notes with a maturity date closest to the loan maturity date multiplied by the outstanding principle balance due multiplied by the number of years remaining in the original term. Minimum prepayment of 1% of prepayment unless total payoff is made during the final 60 days of the original loan term.
(3) Prepayment penalty of 1% of prepayment.
(4) The interest rate changes based on the three year treasury constant maturity as published by the Federal Reserve, plus 2.75%.
(5) Prepayment penalty equal to the present value of the difference between interest to be paid on the loan to maturity (or the next Interest Change Date) and the interest payments (less 1%) which would be paid on Treasury Securities issued at the rate available on the prepayment date, with the same principal and remaining maturity.
(6) The Quality Center loan was scheduled to mature on February 1, 1997. The lender has agreed to extend the term of this loan for one year, subject to the completion of the required documentation.



NOTE 1.   RECONCILIATION OF MORTGAGE LOANS:

                                          For the years ended December 31,
                                         1996           1995          1994
Balance at beginning of year          $29,130,611   $35,285,891   $34,528,736

Additions during the year:
  Proceeds from long-term debt               -        1,400,000     2,640,940
                                             -        1,400,000     2,640,940
Deductions during the year:
  Principal payments on long-term debt    643,988       769,436       781,393
  Retirement of long-term debt            382,510     4,937,500     1,102,392
  Forgiveness of debt, before
    transaction and other costs
    of $245,442                              -        1,848,344          -
                                        1,026,498     7,555,280     1,883,785

Balance at end of year (a)            $28,104,113   $29,130,611   $35,285,891

(a) The carrying amount of mortgages for federal income tax purposes was $28,104,113 at December 31, 1996.

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

                                                       Relationship to
                      Positions Held With                 FW Realty
       Name             FW Corporation          Age  Limited Partnership
 William J. Wolfe   President and Director       44   Limited Partner
 Marvin Fabrikant   Vice President and Director  52   Limited Partner
 Stuart D. Halpert  Secretary and Director       54   Limited Partner
 Lester Zimmerman   Treasurer and Director       47   Limited Partner
 Jack E. Spector    Director                     47   Limited Partner


                                                         Relationship to
                        Positions Held With            Realty Capital IV
        Name                LMRC IV, Inc.        Age  Limited Partnership
 Richard J. Himelfarb    President and Director   55        none
 Gerard F. Petrik, Jr.   Vice President and
                         Director                 38        none
 L. Kay Strohecker       Treasurer                41        none
 C. Gregory Kallmyer     Secretary                46        none
 Robert Kleinpaste       Director                 50        none


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

Officers and Directors of LMRC IV, Inc. and LM Unit Trust, Inc.

Richard J. Himelfarb is President and a director of LMRC IV, Inc. and Legg Mason Realty Capital, Inc. He is a Senior Executive Vice President and a director of Legg Mason, Inc. and Legg Mason Wood Walker, Inc. Mr. Himelfarb has senior management responsibility for the Corporate Finance, Real Estate Finance and Direct Investments Departments of Legg Mason Wood Walker, Inc. From 1972 until he joined Legg Mason, Inc. in 1983, Mr. Himelfarb was a partner in a major Baltimore law firm, where he served as senior outside counsel for Legg Mason, Inc. He is a graduate of the Johns Hopkins University and the Yale Law School.

Gerard F. Petrik, Jr. is Vice President and a director of LMRC IV, Inc. and Legg Mason Realty Capital, Inc. He is a Vice President of Legg Mason Wood Walker, Inc. Mr. Petrik joined Legg Mason in April 1987 and serves as manager of the Direct Investments Department. Prior to his employment at Legg Mason, Mr. Petrik was a senior associate at Paine Webber Properties, Inc. Mr. Petrik received his undergraduate and graduate degrees from Loyola College.

L. Kay Strohecker is Treasurer of LMRC IV, Inc. She is Assistant Vice President of Legg Mason Wood Walker, Inc. Ms. Strohecker joined Legg Mason in 1988 and serves as a senior analyst and assistant to the Chief Financial Officer of Legg Mason, Inc.. Prior to joining Legg Mason, Ms. Strohecker was controller for a private corporation in Baltimore. Ms. Strohecker is a graduate of the University of Baltimore and is a Certified Public Accountant.

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

Robert Kleinpaste is a director of LMRC IV, Inc. He is President of Regency Homes Corporation, an Annapolis, Maryland based home builder. From 1990 until 1994, he was President of Legg Mason Realty Group, Inc. which is the real estate consulting and appraisal subsidiary of Legg Mason, Inc. Prior to joining Legg Mason Realty Group, Inc. as a Vice President in 1986, he was President and founder of Real Property Research Group, Inc. That firm was acquired by Legg Mason, Inc. in December 1986. Before founding Real Property Research Group, Inc. in 1978, Mr. Kleinpaste was Vice President of Marketing for Chesapeake Homes, Inc. and prior to that served as Executive Vice President of Briggs Napier Consultants, Inc., a real estate marketing consulting firm. He is a graduate of the University of Maryland.

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

A description of the amounts, and sources of payment of, the fees and other compensation paid or accrued by the Partnership to the General Partners and their affiliates for the fiscal year ended December 31, 1996 is included in Note E of Notes to Financial Statements incorporated by reference from Item 8. Financial statements and Supplementary Data herein.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth certain information, as of March
1, 1997, with respect to the beneficial ownership of the Units by individuals who are officers and/or directors of the corporate general partners of the General Partners:

                                  Number of      Percent of
      Name                          Units          Class

Richard J. Himelfarb                  80            (1)
Legg Mason Tower
111 South Calvert Street
Baltimore, Maryland  21202

Jack E. Spector                      200 (2)        (1)
c/o First Washington Management, Inc.
4350 East-West Highway
Bethesda, Maryland  20814


All executive officers and
  directors as a group               280            (1)


 (1)  Indicates less than 1%.
 (2) Mr. Spector disclaims direct beneficial ownership of these Units owned by his wife as custodian for their minor child.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)  Transactions With Management and Others

The Partnership is a limited partnership and therefore has no directors or officers. The Partnership has engaged in no transactions with individual officers or directors of FW Corporation or LMRC IV, Inc., the General Partners of the Partnership. Those officers and directors may have indirect interests in amounts paid to the General Partners and their affiliates for services rendered by them to the Partnership. A description of the amounts of and sources of payment of the fees and other compensation paid or accrued by the Partnership to the General Partners and their affiliates for the fiscal year ended December 31, 1996 is incorporated by reference from Item 11. Executive Compensation herein.

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

In the fourth quarter of 1995, discussions between Realty Capital IV Limited Partnership on behalf of the Partnership and FWREIT were reopened regarding the possible sale for cash of the Partnership's shopping centers to an affiliate of FWREIT. In 1996, these discussions were deferred while the possibility of selling certain of the Partnership's shopping centers through third party brokers is explored.

(b)  Certain Business Relationships

The Partnership has entered into certain arrangements with the General Partners and their affiliates whereby they will receive fees, commissions, compensation and other income from transactions that have not and will not be determined on the basis of arms-length negotiations. The Partnership Agreement generally requires the terms of such transactions to be no less favorable to the Partnership than the terms obtainable from nonaffiliated entities rendering similar services on an ongoing basis in the same geographic region. The types of business transactions and the amounts payable in connection therewith are described on pages 10-14 of the Prospectus under the caption Management Compensation, pages 14-17 of the Prospectus under the caption Conflicts of Interest, pages 24-26 of the Prospectus under the caption Management, and pages 37-39 of the Prospectus under the caption Investment Objectives and Policies. These sections of the Prospectus are incorporated by reference herein. A description of the amounts paid to the General Partners or their affiliates during the fiscal year ended December 31, 1996 are set forth in Note E of the Notes to Financial Statements incorporated by reference from Item 8. Financial Statements and Supplementary Data herein.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS
          ON FORM 8-K

(a)  Financial Statements and Financial Statement Schedules
(1)  See Index to Financial Statements and Financial Statement
     Schedules on Page 35.


(2)Exhibits
3.1  Third Amended and Restated Agreement and Certificate of Limited
     Partnership.  (1)
3.2  Third Certificate of Amendment to Third Amended and Restated Agreement
     and Certificate of Limited Partnership. (3)
3.3  Second Certificate of Amendment to Third Amended and Restated Agreement
     and Certificate of Limited Partnership. (3)
3.4  First Certificate of Amendment to Third Amended and Restated Agreement
     and Certificate of Limited Partnership. (3)
4.1  Third Amended and Restated Agreement and Certificate of Limited
     Partnership.  (1)
4    The Partnership hereby agrees, pursuant to Item 601(b)(4)(iii)(A) of
     Regulation S-K, to furnish to the Commission upon request a copy of each instrument with respect to the rights of holders of the Edgewood
     Plaza long-term debt of the Partnership. (10)
10.1 Form of Shopping Center Management and Leasing Agreement.  (2)
10.2 Lease Agreement between Mid-Atlantic Centers Limited Partnership and
     Food Lion, Inc. (3)
10.3 Lease Agreement between Mid-Atlantic Centers Limited Partnership and
     Revco Drug Centers of Virginia Inc. (3)
10.4 Lease Agreement between Mid-Atlantic Centers Limited Partnership and
     The Kroger Company. (3)
10.5 Lease Agreement between Mid-Atlantic Centers Limited Partnership and
     Santoni's Markets Incorporated. (3)
10.6 Lease Agreement between Mid-Atlantic Centers Limited Partnership and
     Rite-Aid of Maryland, Inc. (3)
10.7 Lease Agreement between Mid-Atlantic Centers Limited Partnership and
     Family Dollar Stores of Martinsville, Virginia, Inc. (3)
10.8 Lease Agreement between Mid-Atlantic Centers Limited Partnership and
     Southeastern Outdoorsman, Inc. (3)
10.9 Lease Agreement between Mid-Atlantic Centers Limited Partnership and
     Noland Company, Inc. (3)
10.10 Lease Agreement between Mid-Atlantic Centers Limited Partnership and
      The Grand Union Company. (3)
10.11 Lease Agreement between Mid-Atlantic Centers Limited Partnership and
      The Reed Company. (3)
10.12 Lease Agreement between Mid-Atlantic Centers Limited Partnership and
      Family Dollar Stores of Pennsylvania, Inc. (3)
10.13 Lease Agreement between Mid-Atlantic Centers Limited Partnership and
      R.H. Properties Co. D/B/A New Ephrata Farmer's Market. (3)
10.14 Lease Agreement between Mid-Atlantic Centers Limited Partnership and
      Santoni's, Inc. (3)
10.15 Lease Agreement between Mid-Atlantic Centers Limited Partnership and
      People's Service Drug Stores, Inc. (3)
10.16 Lease Agreement between Mid-Atlantic Centers Limited Partnership and
      Montgomery Ward Co., Inc. (3)
10.17 Lease Agreement between Mid-Atlantic Centers Limited Partnership and
      S.E. Nichols, Inc. (3)
10.18 Lease Agreement between Mid-Atlantic Centers Limited Partnership and
      Robert E. Lawlar. (3)
10.19 Lease Agreement between Mid-Atlantic Centers Limited Partnership and
      Ottis T. Cato D/B/A Bingo Time. (3)
10.20 Lease Agreement between Mid-Atlantic Centers Limited Partnership and
      Housewares Merchandisers, Inc. (3)

10.21 First Addendum to that certain contract between First Washington
      Development Group, Inc. and BPT Lynnwood Place Associates, LTD. dated
      March 11, 1987. (3)
10.22 Escrow Agreement between BPT Lynnwood Place Associates, Ltd. and Mid-
      Atlantic Centers Limited Partnership (pursuant to First Addendum to the Contract) dated July 16, 1987. (3)
10.23 Lease Guarantee Agreement between Mid-Atlantic Centers Limited
      Partnership and The Mitchell Company dated December 30, 1987. (3)
10.24 Escrow Agreement between The Mitchell Company, Mid-Atlantic Center
      Limited Partnership and Mid-South Title Insurance Corporation dated
      December 30, 1987. (3)
10.25 First Amendment of Real Estate Purchase Contract between First
      Washington Development Group, Inc. and Five Shopping Center Co. dated
      December 7, 1987. (3)
10.26 First Addendum to Real Estate Purchase Contract between Quality
      Centers/Lancaster Limited Partnership and First Washington Development
      Group, Inc. dated September 13, 1988. (3)
10.27 Escrow Agreement between Fidelity Title & Guaranty Company, Quality
      Centers/Lancaster Limited Partnership and Mid-Atlantic Centers Limited
      Partnership dated January 31, 1989. (3)
10.28 Lease Agreement between Mid-Atlantic Centers Limited Partnership and
      Southeastern Health Spa, Inc. (4)
10.29 Lease Agreement between Mid-Atlantic Centers Limited Partnership and
      Frensleys, Inc. (4)
10.30 Lease Agreement between Mid-Atlantic Centers Limited Partnership and
      Nike Retail Services, Inc. (4)
10.31 Lease Agreement between Mid-Atlantic Centers Limited Partnership and
      Wanda Fay Toney and T.A. Coats, Jr. (5)
10.32 Lease Agreement between Mid-Atlantic Centers Limited Partnership and
      Video Vibes.(6)
10.33 Modification of Promissory Note and Statement of Loan Status between
      Mid-Atlantic Centers Limited Partnership and The Mitchell Company. (7)
10.34 Supplemental agreement by and between Mid-Atlantic Centers Limited
      Partnership and Montgomery Ward & Co., Incorporated amending lease agreement included as Exhibit 10.16 of Form 10-K for the year ended
      December 31, 1988. (7)
10.35 Lease agreement by and between Mid-Atlantic Centers Limited
      Partnership and Wholesale Depot Holding Company, Inc. (7)
10.36 Amended and Restated Nonrecourse Purchase Money Promissory Note dated
      January 13, 1994. (8)
10.37 Amendment to Note, Deed of Trust and Other Loan Documents dated
      January 13, 1994. (8)
10.38 Promissory Note ($196,710.00) dated January 13, 1994. (8)
10.39 Loan Agreement between Mid-Atlantic Centers and FirstTrust Bank dated
      January 13, 1994. (8)
10.40 Promissory Note between Mid-Atlantic Centers and FirstTrust Bank dated
      January 13, 1994. (8)
10.41 Lease agreement by and between Mid-Atlantic Centers Limited
      Partnership and W.S. Badcock Corporation dated November 10, 1993. (8)
10.42 Purchase and Sale Agreement between Mid-Atlantic Centers Limited
      Partnership, RRC Acquisitions, Inc. and Ulmer, Murchison, Ashby and
      Taylor dated December 29, 1995. (10)
27.1  Financial Data Schedule.
28.1  Letter of Valuation for 11 Shopping Center Properties as of January 1,
      1993. (6)
28.2  Pages 10-14 of the Registrant's Prospectus dated March 25, 1987. (1)
28.3  Pages 14-17 of the Registrant's Prospectus dated March 25, 1987. (1)
28.4  Pages 24-26 of the Registrant's Prospectus dated March 25, 1987. (1)
28.5  Pages 37-39 of the Registrant's Prospectus dated March 25, 1987. (1)

28.6  Pages 59-62 of the Registrant's Prospectus dated March 25, 1987. (1)
28.7  Page 66 of the Registrant's Prospectus dated March 25, 1987.  (1)
28.8  Letter of Valuation for 11 Shopping Center Properties as of January 1,
      1994. (8)
28.9  Letter of Valuation for 11 Shopping Center Properties as of November
      30, 1994. (9)
28.10 Letter of Valuation for Ten Shopping Center Properties as of January
      1, 1996. (10)
28.11 Letter of Valuation for Nine Shopping Center Properties as of December
      1, 1996.


(1) Incorporated by reference to the Registrant's Registration Statement on Form S-11 under the Securities Act of 1933 (File No. 33-11086).
(2) Incorporated by reference to Amendment No. 3 to the Registrant's Registration Statement on Form S-11 under the Securities Act of 1933 (File No. 33-11086).
(3) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (File No. 0-16285).
(4) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (File No. 0-16285).
(5) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (File No. 0-16285).
(6) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (File No. 0-16285).
(7) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1993 pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (File No. 0-16285).
(8) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (File No. 0-16285).
(9) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (File No. 0-16285).
(10)Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (File No. 0-16285).

(b)  Reports on Form 8-K

No reports on Form 8-K were filed by the Partnership during the quarter ended December 31, 1996.

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


                                     Title
   Signature            (Position held with LMRC IV, Inc.)      Date

                               President and Director
/s/ Richard J. Himelfarb  (Principal Executive Officer)    March 27, 1997
Richard J. Himelfarb

                               Vice President and
/s/ Gerard F. Petrik, Jr.           Director               March 27, 1997
Gerard F. Petrik, Jr.

                          Treasurer (Principal Financial
/s/ L. Kay Strohecker        and Accounting Officer)       March 27, 1997
L. Kay Strohecker


/s/ Robert T. Kleinpaste            Director               March 27, 1997
Robert T. Kleinpaste

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


                                    Title
      Signature       (Position held with FW Corporation)      Date

                            President and Director
/s/William J. Wolfe     (Principal Executive Officer)     March 27, 1997
William J. Wolfe


/s/ Marvin Fabrikant    Vice President and Director       March 27, 1997
Marvin Fabrikant


/s/ Stuart D. Halpert     Secretary and Director          March 27, 1997
Stuart D. Halpert


/s/ Lester Zimmerman      Treasurer and Director          March 27, 1997
Lester Zimmerman


/s/ Jack E. Spector              Director                 March 27, 1997
Jack E. Spector