Form 10-Q
period 1997-03-31
MID ATLANTIC CENTERS LIMITED PARTNERSHIP
filed 1997-05-12
CIK 808375

              SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

                           FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For The Quarterly Period Ended March 31, 1997

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                               BALANCE SHEETS

                                                      March 31,  December 31,
                                                        1997          1996
                                                    ------------  -----------
                                                     (Unaudited)
 ASSETS:
 Investment in real estate held for lease, at cost:
   Land                                              $ 8,726,758  $ 8,724,880
   Buildings and improvements                         42,659,898   42,599,014
                                                     -----------  -----------
                                                      51,386,656   51,323,894
   Less accumulated depreciation                     (17,280,534) (16,939,873)
                                                     -----------  -----------
                                                      34,106,122   34,384,021
 Cash and cash equivalents                             2,918,739    3,051,221
 Tenant accounts receivable, net of allowance
   for doubtful accounts ($239,569 in 1997 and
   $228,991 in 1996)                                     775,487      767,223
 Escrows                                                 940,916      882,333
 Prepaid expenses and other assets                       165,307      360,030
 Intangible assets, net of accumulated amortization
   ($1,067,839 in 1997 and $1,035,330 in 1996)           287,012      222,287
                                                     -----------  -----------
   Total assets                                      $39,193,583  $39,667,115
                                                     ===========  ===========
 LIABILITIES AND PARTNERS' EQUITY:

 Long-term debt, including current maturities        $27,649,075  $28,104,113
 Interest payable                                      1,206,191    1,098,751
 Cash flow protector loans                               789,203      789,203
 Accounts payable and accrued expenses                   133,593      124,800
 Prepaid rents and security deposits                     199,530      193,139
 Due to related parties                                  127,420      126,780
                                                     -----------  -----------
   Total liabilities                                  30,105,012   30,436,786
                                                     -----------  -----------
 General partners and assignor limited partner           528,452      529,870
 Assignee limited partners (1,200,000 units
   authorized, issued and outstanding)                 8,560,119    8,700,459
                                                     -----------  -----------
   Total partners' equity                              9,088,571    9,230,329
                                                     -----------  -----------
   Total liabilities and partners' equity            $39,193,583  $39,667,115
                                                     ===========  ===========

     The accompanying notes are an integral part of these balance sheets.

                  MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                          STATEMENTS OF OPERATIONS
                                (Unaudited)


                                           For the quarters ended
                                                  March 31,
                                           ----------------------
                                              1997        1996
                                           ----------  ----------

   Income:
    Rental income                          $1,338,422  $1,306,466
    Tenant reimbursement income               264,117     259,733
                                           ----------  ----------
      Total income                          1,602,539   1,566,199
                                           ----------  ----------

   Operating expenses:
    Interest expense                          662,044     713,471
    Depreciation                              340,661     353,836
    Repairs and maintenance                   230,941     251,749
    Taxes and insurance                       187,355     190,916
    Management and leasing to
     related parties                           87,000      89,100
    Amortization                               32,509      25,848
    Other expenses                            238,692     155,032
                                           ----------  ----------
      Total operating expenses              1,779,202   1,779,952
                                           ----------  ----------
   Loss from rental operations               (176,663)   (213,753)
   Other income:
    Interest income                            34,905      18,558
                                           ----------  ----------
   Net loss                                $ (141,758) $ (195,195)
                                           ==========  ==========
   Net loss allocated to
    general partners                       $   (1,418) $   (1,952)
                                           ==========  ==========
   Net loss allocated to
    assignee limited partners              $ (140,340) $ (193,243)
                                           ==========  ==========
   Net loss allocated to
    assignee limited partners
    per unit (1,200,000 units
    issued and outstanding)                $    (0.12) $    (0.16)
                                           ==========  ==========

    The accompanying notes are an integral part of these statements.

                 MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                         STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                                 For the three months ended
                                                          March 31,
                                                 --------------------------
                                                     1997          1996
                                                  ----------    ----------
Cash flows from operating activities:
 Net loss                                         $ (141,758)   $ (195,195)
                                                  ----------    ----------
 Adjustments to reconcile net loss to net
 cash provided by operating activities:
  Depreciation and amortization                      373,170       379,684
 Changes in operating assets and liabilities:
  (Increase) decrease in tenant accounts
    receivable, net                                   (8,264)       29,052
  Decrease (increase) in prepaid expenses
    and other assets                                 136,140       (34,994)
  Increase (decrease) in accounts payable
    and accrued expenses                              15,184       (26,858)
  Increase in accrued interest payable               107,440       102,368
  Increase in due to related parties                     640         1,614
                                                  ----------    ----------
    Total adjustments                                624,310       450,866
                                                  ----------    ----------
 Net cash provided by operating activities           482,552       255,671
                                                  ----------    ----------
Cash flows from investing activities:
 Improvements of real estate                         (62,762)      (57,835)
                                                  ----------    ----------
 Net cash used in investing activities               (62,762)      (57,835)
                                                  ----------    ----------
Cash flows from financing activities:
 Retirement of long-term debt                       (300,000)         -
 Principal payments on long-term debt               (155,038)     (163,405)
 Financing fees                                      (97,234)      (13,152)
                                                  ----------    ----------
 Net cash used in financing activities              (552,272)     (176,557)
                                                  ----------    ----------
Net (decrease) increase in cash and cash
  equivalents                                       (132,482)       21,279
Cash and cash equivalents at beginning of period   3,051,221     1,664,994
                                                  ----------    ----------
Cash and cash equivalents at end of period        $2,918,739    $1,686,273
                                                  ==========    ==========
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest                                        $  554,604    $  611,103
                                                  ==========    ==========

      The accompanying notes are an integral part of these statements.

             MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                   Notes to Financial Statements
                          March 31, 1997
                           ------------

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

RENTAL INCOME. Certain leases provide for either abatement of rents or scheduled rent increases over the life of the leases. Rental income is recorded on a straight-line basis of equal monthly payments over the respective terms of the leases. The receivables related to the recording of rental income on a straight-line basis totalled $316,635 and $317,688 at March 31, 1997 and December 31, 1996, respectively.

Certain leases provide for additional rent computed on the basis of a percentage of gross sales in excess of specified levels. Rental income for the quarters ended March 31, 1997 and 1996 included income with respect to these percentage rentals of $63,395 and $54,986, respectively.

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

NEW ACCOUNTING PRONOUNCEMENT. During 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share", which becomes effective December 31, 1997 with early adoption not permitted. Under SFAS No. 128, disclosure of basic earnings per share (the principal difference being that common share equivalents would not be considered in the compilation of basic earnings per share) and diluted earnings per share is required. The effect of the adoption will not be material.

NOTE B - RELATED PARTY TRANSACTIONS:

During the quarter ended March 31, 1997, the Partnership paid First Washington Management, Inc., an affiliate of FW Realty Limited Partnership, one of the general partners, $76,258 and Legg Mason Realty Capital, Inc., an affiliate of Realty Capital IV Limited Partnership, the other general partner, $34,834 for management fees and reimbursement of operating expenses. At March 31, 1997, $28,297 was payable to First Washington Management, Inc. and $25,692 was payable to Legg Mason Realty

Capital, Inc. for management fees and reimbursement of operating expenses.

The general partners agreed to lend to the Partnership, without interest, up to 50% of the acquisition fees actually paid to them at the time the loan was made in the event the annual cumulative non-compounded return to assignee limited partners fell below 7% of the allocable invested capital for the period from February 1, 1989 through January 31, 1992. In 1990, the general partners fulfilled their obligation under these cash flow protector loan provisions. As of March 31, 1997, cash flow protector loans totalling $789,203 were outstanding ($599,794 to FW Realty Limited Partnership and $189,409 to Realty Capital IV Limited Partnership). The loans are non-interest bearing and are required to be repaid from distributable cash flow or sale or refinancing proceeds after the payment of a preferred return to assignee limited partners equal to a 10% annual cumulative non-compounded return on invested capital.

In addition, acquisition fees totalling $73,431 were payable as of March 31, 1997 to FW Realty Limited Partnership in the amount of $55,808 and to Realty Capital IV Limited Partnership in the amount of $17,623.

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

As of March 31, 1997, tenant rent receivables prior to the allowance for doubtful accounts totaled $1,015,056 of which amount $316,635 represented receivables required to be accrued in accordance with applicable accounting principles to reflect scheduled rent increases over the terms of the applicable leases and $698,421 represented the balance. As of December 31, 1996, such rent receivables totaled $996,214 of which $317,688 represented receivables required to be accrued and $678,526 represented the balance.

CASH FLOW

The Partnership recorded a $132,482 net decrease in cash and cash equivalents in the three months ended March 31, 1997, with $482,552 in net cash provided by operating activities offset by $62,762 used in investing activities for improvements of real estate and $552,272 used in financing activities. The principal differences between net loss for the three months ended March 31, 1997 of $141,758 and net cash provided by operating activities of $482,552 were the noncash charge of $373,170 for depreciation and amortization, a decrease in prepaid expenses and other assets of $136,140 and an increase in accrued interest payable of $107,440. Net cash used in financing activities of $552,272 included $300,000 paid to reduce the principal balance of the Lynnwood Place mortgage in connection with a loan extension, monthly principal payments on long-term debt totalling $155,038, and payment of financing fees of $97,234 related to the Lynnwood Place, Woodlawn Village, and Quality Center loan extensions. Principal payments on long-term debt included $67,500 with respect to the Tarrytown Mall first trust loan.

LIQUIDITY AND CAPITAL RESOURCES

The cash and cash equivalents position of the Partnership at March 31, 1997 decreased $132,482 from that at December 31, 1996. The Partnership's cash and cash equivalents position fluctuates from quarter to quarter as follows: (i) decreasing with the funding of lease-up costs and tenant improvements; (ii) decreasing with the funding of renovation and expansion costs of the shopping centers;
(iii) increasing as borrowing and sales proceeds, net rental income and interest income are received; (iv) decreasing as expenses (including debt service requirements) are paid; and (v) decreasing by any payment of Partnership distributions.

It has been the policy of the Partnership to apply any increase in cash to increase Partnership working capital reserves, to provide for shopping center improvements if and when necessary, and to repay and refinance debt as required. That policy reflects the General Partners' belief that maintenance of adequate cash reserves is prudent in view of the current real estate and general economic environments and is consistent with the Partnership's objective to maintain and increase the value of its shopping centers.
Presently, and in light of the consummation of the sales of Orchard Square and Holiday, the anticipated sale of Cloister Shopping Center and the extensions of certain mortgages as described below, the General Partners anticipate that the Partnership will make a cash distribution to Unitholders in the second quarter of 1997 in the amount of $2 per Unit payable upon the close of the sale of Cloister. That distribution is presently anticipated to be payable to Unitholders of record as of May 31, 1997. In the event such sale does not occur, the distribution will be $1 per Unit.

The Lynnwood Place mortgage, which had an outstanding principal balance of $5,908,755 at March 31, 1997, was scheduled to mature on July 10, 1996. The lender extended the term of this loan to December 31, 1996 on the same terms and conditions previously existing under the loan. On January 29, 1997, the lender renewed the mortgage for three years to February 10, 2000. The Lynnwood Place mortgage has an interest rate of 9.5% and requires equal payments of approximately $652,000 annually based on a 21 year principal amortization. The renewed mortgage is prepayable without penalty in the event of sale of the center. To obtain the mortgage extension on the terms described, the Partnership paid the lender $300,000 in reduction of the principal balance of this loan and a fee of approximately $59,000. The Partnership incurred additional legal and closing fees totalling approximately $70,000.

The Woodlawn Village mortgage, which had an outstanding principal balance of $1,802,055 at March 31, 1997, was scheduled to mature on December 1, 1996. In March 1997, the lender extended the full principal balance of the loan for a 10 year term at an interest rate of 8.5%. Equal payments of approximately $189,000 annually based on a 20 year principal amortization were effective January 1,

1997. The extended mortgage is designed to be assumable by a buyer of the property. To obtain this extension, the Partnership paid the lender a fee of approximately $18,000.

The Quality Center mortgage, which had an outstanding principal balance of $3,683,616 at March 31, 1997, was scheduled to mature on February 1, 1997. The lender extended the term of this loan for one year to February 1, 1998 on the same terms and conditions previously existing under the loan.

Two of the Partnership's mortgages are scheduled to mature during the fourth quarter of 1997, Highlandtown Village and Berkeley Square. The Highlandtown Village mortgage, which had an outstanding principal balance of $3,125,482 at March 31, 1997, matures on December 21, 1997. The Partnership currently anticipates that it will refinance the Highlandtown Village mortgage at or prior to maturity if the center is not sold in the interim. The Berkeley Square mortgage, which had an outstanding principal balance of $1,366,231 at March 31, 1997, matures on December 31, 1997. The Partnership currently anticipates that it will exercise its option to extend the Berkeley Square mortgage to December 1998 if the center is not sold in the interim. If the Partnership is unable to extend these loans or refinance on acceptable terms, the Partnership may be required to seek additional borrowing, sell one or more of its shopping center properties, or default on its obligations.

At March 31, 1997, Tarrytown Mall was subject to $6,992,438 in mortgage indebtedness, of which $1,607,440 is a first trust mortgage and $5,384,998 is a second trust mortgage. In addition, at March 31, 1997, $16,100 in interest was accrued with respect to the first mortgage and $1,016,332 in interest was accrued with respect to the second mortgage. Both the first and second mortgages (principal and interest) are nonrecourse to the Partnership. The first trust mortgage requires principal payments of $22,500 per month until June 30, 1997 or such earlier date as a replacement tenant is found for the Wholesale Depot space. Monthly principal payments are scheduled to increase to $49,000 on July 1, 1997 and to $54,000 on February 1, 1998. Net cash flow from operations at Tarrytown Mall currently would be insufficient to meet the July 1997 scheduled increase in the monthly principal payments under the first trust mortgage.

The second trust mortgage requires that after payment of first trust debt service and capital improvements made with respect to Tarrytown Mall, net cash flow from operations from that center be applied to second trust mortgage interest and principal curtailments. To the extent that net cash flow is insufficient to make second trust debt service payments, unpaid interest on the second trust loan is accrued rather than paid. The Partnership accrued $107,700 in unpaid interest in the first three months of 1997. Accrued and unpaid interest bears interest at 8% per annum and is due at the maturity of the loan or earlier to the extent net cash flow is available.

The Partnership has initiated discussions with Tarrytown Mall's second trust mortgage lender regarding disposition of that center. No definitive plan of disposition has been adopted. Any plan is contingent upon the outcome of discussions with the first trust lender regarding the required principal payments on the first trust mortgage which are scheduled to increase July 1, 1997. Payment obligations with respect to Tarrytown Mall indebtedness are currently limited to funds generated by current operations at that property.

In the fourth quarter of 1996, the Partnership recorded an impairment charge of $2,895,000 to write-down the carrying value of Tarrytown Mall to its fair value of $4,500,000 based upon an appraisal as of December 1, 1996. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the assets, which include the land, building and improvements and intangibles related to Tarrytown Mall, were determined to be impaired because downward revisions in estimates indicated future net cash flows would be insufficient to fully recover the carrying value of this property. The revisions in estimates were received in the fourth quarter of 1996 and resulted in a lower valuation for Tarrytown Mall in comparison to the prior year's valuation. Fair value was determined by an independent appraisal based on an income capitalization approach. The Partnership plans to continue operating Tarrytown Mall and considers the center to be an asset to be held and used until an offer is received that is deemed satisfactory by the Partnership regarding disposal of the property with a capable buyer.

In the first quarter of 1997, depreciation charges with respect to Tarrytown Mall were approximately $82,000. Escrows and prepaid expenses and other assets in the Partnership's financial statements include approximately $568,000 with respect to Tarrytown Mall which is pledged to secure mortgage debt related to that property. Interest payable includes approximately $1,032,000 with respect to Tarrytown Mall, which is payable out of cash flow from operations and sale or refinancing proceeds from that property. Principal and interest obligations related to the Tarrytown Mall mortgages are nonrecourse to the Partnership.

At Edgewood Plaza, the Partnership is attempting to negotiate a termination agreement with Rite-Aid regarding its lease obligation to the Partnership. Rite-Aid opened a free-standing retail store directly across Route 755 from the shopping center in October 1996 and Rite-Aid closed its 6,400 square foot store at Edgewood Plaza at that time. Rite-Aid's lease with the Partnership expires July 31, 1999.

At Woodlawn Village, the Food Lion expansion which was substantially complete in February 1997 added 4,444 square feet to the center and converted 3,300 square feet of in-line space to Food Lion use. Food Lion's rent increased by $25,500 annually effective January 1997. As part of the lease modification, Food Lion funded substantially all of the expansion costs. The expansion was designed to add to the stability of the center.

Subsequent to March 31, 1997, the Partnership is obligated to expend approximately $55,700 for tenant fit-up costs in connection with tenant leases which have been signed and other committed capital expenditures. This amount does not include tenant improvement expenditures for prospective or future tenants. The Partnership has executed a lease subject to material contingencies for a tenant at Quality Center for 13,887 square feet. The Partnership's obligation for tenant fit-up and tenant leasing commission with respect to this lease is estimated to be approximately $192,000.

In March 1997, the Partnership entered into an agreement to sell Cloister to an unrelated third party for a contract price of $2,650,000. The contract, which is subject to certain contingencies, is scheduled to close on or before May 28, 1997. Net proceeds from the sale are expected to be approximately $1,100,000, after giving effect to payment of transaction expenses and mortgage debt, and will be approximately equal to the appraised net equity of Cloister included in the appraisal value of the Partnership's portfolio at the end of 1996.

The General Partners currently intend to offer the Partnership's remaining properties for sale in accordance with the following strategies: (i) six properties, Lynnwood Place, Highlandtown Village, Jackson Heights, Woodlawn Village, Edgewood Plaza and Berkeley Square, have been listed for sale; (ii) the listing of Quality Center will await further progress in the Partnership's attempt to reposition Quality Center from a factory outlet center to a neighborhood and community convenience center; and (iii) the disposition of Tarrytown Mall will be resolved following discussions with that center's mortgage lenders. Because negotiations with Rite-Aid at Edgewood Plaza have not resulted in an acceptable agreement for payment in termination of its lease, the General Partners have determined to list that property for sale at this time. Rite-Aid is obligated to pay rent through July 31, 1999. The General Partners have not committed to a formal plan to dispose of any properties if satisfactory offers are not received. In the meantime, the Partnership will continue to operate all of its properties.

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

RESULTS OF OPERATIONS

The results of operations for the quarter ended March 31, 1997 reflect the operations of nine shopping centers. The results of operations for the comparable quarter in 1996 reflect the operations of ten shopping centers. The Partnership sold Orchard Square Shopping Center on December 29, 1995 and Holiday Shopping Center on May 3, 1996. The net income (loss) for each shopping center is as follows:
                                              Net income (loss) for
                                             the three months ended
                                             -----------------------
            Shopping Centers / Location        3/31/97      3/31/96
            ----------------------------     ----------   ----------
            WOODLAWN VILLAGE
              Fredericksburg, VA........      $ 13,635     $(11,606)
            LYNNWOOD PLACE
              Jackson, TN...............       (43,734)     (20,356)
            HIGHLANDTOWN VILLAGE
              Baltimore, MD.............         2,361        4,450
            JACKSON HEIGHTS PLAZA
              Murfreesboro, TN..........        49,185       52,057
            HOLIDAY
              Collinsville, VA..........          -              71
            CLOISTER
              Ephrata, PA...............        19,551        4,230
            EDGEWOOD PLAZA
              Harford County, MD........         3,235       15,498
            TARRYTOWN MALL
              Rocky Mount, NC...........      (159,639)    (160,405)
            BERKELEY SQUARE
              Goose Creek, SC...........        27,766       19,216
            QUALITY CENTER
              Lancaster, PA.............       (36,294)     (71,833)
                                             ---------    ---------
            Shopping center totals            (123,934)    (168,678)
            Other expenses, net of other
              income                           (17,824)     (26,517)
                                             ---------    ---------
            Total                            $(141,758)   $(195,195)
                                             =========    =========

THREE MONTHS ENDED MARCH 31, 1997:

The Partnership reported net loss of $141,758 for the first quarter of 1997 and net loss of $195,195 for the comparable quarter of 1996. The significant factors contributing to the decline in net loss in the first quarter of 1997 were increases in total income and interest income and decreases in interest and repairs and maintenance expenses. These factors were partially offset by an increase in other expenses.

The Partnership's total income increased $36,340 to $1,602,539 in the quarter ended March 31, 1997 from $1,566,199 in the comparable quarter of 1996. The increase in total income consisted of an increase in rental income of $31,956 to $1,338,422 for the first quarter of 1997 from $1,306,466 for the first quarter of 1996 and an increase in tenant reimbursement income of $4,384 to $264,117 for the 1997 quarter from $259,733 for the 1996 quarter.

Seven of the Partnership's nine shopping centers had increases in rental income, including a significant increase at Quality Center of $16,732. Six of the shopping centers had increases in tenant reimbursement income. The increases in rental and tenant reimbursement income at Quality Center were primarily due to an increase in Quality Center's leased percentage. Quality Center was 75% leased at March 31, 1997, which represented a net leasing gain of 7% from March 31, 1996. The increase in rental income was partially offset by the loss of rental income from Holiday. Holiday, which was sold on May 3, 1996, had rental income of $42,509 in the first quarter of 1996.

The following changes in leased percentages also contributed to changes in rental income and tenant reimbursement income. Woodlawn Village, Cloister and Jackson Heights experienced net leasing gains from March 31, 1996 to March 31, 1997. Woodlawn was 100% leased at March 31, 1997, which represented an increase from approximately 93% leased at March 31, 1996. Cloister was approximately 98% leased, which represented a net leasing gain of approximately 4% from March 31, 1996. Jackson Heights was 100% leased at March 31, 1997, which represented an increase of approximately 1%. The leased percentages for Highlandtown Village, Edgewood Plaza and Berkeley Square remained unchanged at March 31, 1997 from March 31, 1996 at 100%, 100%, and 97% leased, respectively. Lynnwood Place and Tarrytown Mall experienced net leasing declines at March 31, 1997 from March 31, 1996. Lynnwood Place and Tarrytown Mall were 96% and 61% leased, respectively, which represented declines of 4% and 2%, respectively. The Partnership's aggregate portfolio was approximately 84% leased at March 31, 1997 and 1996. The Partnership's shopping center portfolio at March 31, 1997 represented nine centers with approximately 945,000 leasable square feet. The portfolio at March 31, 1996 represented ten shopping centers with approximately 1,034,000 square feet.

Interest expense decreased $51,427 to $662,044 for the first quarter of 1997 from $713,471 for the first quarter of 1996. The net decrease in interest expense is partially attributable to declines in interest expense at Tarrytown Mall of $20,881 and Woodlawn Village of $14,233. The decrease at Tarrytown Mall primarily resulted from the payment of $25,000 in January 1996 for certain deferred interest obligations to the holder of the second trust of Tarrytown Mall. These deferred interest payment obligations were paid in full in April 1996. Woodlawn's interest expense decreased due to the decline in the interest rate effective with the loan extension.

Repairs and maintenance expense decreased $20,808 to $230,941 for the quarter ended March 31, 1997 from $251,749 for the comparable quarter of 1996. The decline in repairs and maintenance expense was attributable to the sale of Holiday in May 1996 and decreases in that expense at six shopping centers. Repairs and maintenance expense at Holiday was $13,097 in the first quarter of 1996. These decreases were offset in part by increases at three shopping centers. Repairs and maintenance expense at Tarrytown Mall increased $23,276 primarily due to roof and parking lot repairs in 1997.

The decreases in interest expense and repairs and maintenance expense were partially offset by an increase in other expenses of $83,660 to $238,692 for the quarter ended March 31, 1997 from $155,032 for the comparable quarter in 1996. The increase was primarily due to increases in the provision for doubtful accounts of $31,010, utilities expense of $21,637 and administrative expense of $21,619. The provisions for doubtful accounts related to eight of the Partnership's shopping centers were higher in 1997 as compared to 1996. The increase in utilities expense was primarily a result of an increase at Tarrytown Mall of $16,801.

Interest income increased $16,347 to $34,905 for the quarter ended March 31, 1997 from $18,558 for the comparable quarter of 1996. The increase in interest income was primarily the result of increasing cash balances predominantly due to proceeds from the sales of Orchard Square in December 1995 and Holiday in May 1996.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     27.1 Financial Data Schedule for the three months ended
          March 31, 1997.

(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 1997.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        MID-ATLANTIC CENTERS LIMITED PARTNERSHIP

                        By:  Realty Capital IV Limited Partnership
                             General Partner

                        By:  LMRC IV, Inc., General Partner

Date:  May 12, 1997     By:  /s/ Richard J. Himelfarb
     ------------------      -----------------------------------
                             Richard J. Himelfarb, President



                        By:  FW Realty Limited Partnership,
                             General Partner

                        By:  FW Corporation, General Partner

Date:  May 12, 1997     By:  /s/ William J. Wolfe
     ------------------      ---------------------------------
                             William J. Wolfe, President

EXHIBIT INDEX

Exhibit
Number

27.1 Financial Data Schedule for the three months ended March 31, 1997.