Form 10-Q
period 1997-06-30
MID ATLANTIC CENTERS LIMITED PARTNERSHIP
filed 1997-08-14
CIK 808375

              SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

                           FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For The Quarterly Period Ended June 30, 1997

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                               BALANCE SHEETS

                                                      June 30,   December 31,
                                                        1997          1996
                                                    ------------  -----------
                                                     (Unaudited)
 ASSETS:
 Investment in real estate held for lease, at cost:
   Land                                              $ 8,456,804  $ 8,724,880
   Buildings and improvements                         39,211,365   42,599,014
                                                     -----------  -----------
                                                      47,668,169   51,323,894
   Less accumulated depreciation                     (16,767,291) (16,939,873)
                                                     -----------  -----------
                                                      30,900,878   34,384,021
 Cash and cash equivalents                             1,923,578    3,051,221
 Tenant accounts receivable, net of allowance
   for doubtful accounts ($253,915 in 1997 and
   $228,991 in 1996)                                     666,209      767,223
 Escrows                                               1,022,175      882,333
 Prepaid expenses and other assets                       105,142      360,030
 Intangible assets, net of accumulated amortization
   ($1,032,080 in 1997 and $1,035,330 in 1996)           258,519      222,287
                                                     -----------  -----------
   Total assets                                      $34,876,501  $39,667,115
                                                     ===========  ===========
 LIABILITIES AND PARTNERS' EQUITY:

 Long-term debt, including current maturities        $26,081,375  $28,104,113
 Interest payable                                      1,301,951    1,098,751
 Cash flow protector loans                               789,203      789,203
 Accounts payable and accrued expenses                   208,167      124,800
 Prepaid rents and security deposits                     196,303      193,139
 Due to related parties                                  138,993      126,780
                                                     -----------  -----------
   Total liabilities                                  28,715,992   30,436,786
                                                     -----------  -----------
 General partners and assignor limited partner           554,035      529,870
 Assignee limited partners (1,200,000 units
   authorized, issued and outstanding)                 5,606,474    8,700,459
                                                     -----------  -----------
   Total partners' equity                              6,160,509    9,230,329
                                                     -----------  -----------
   Total liabilities and partners' equity            $34,876,501  $39,667,115
                                                     ===========  ===========

     The accompanying notes are an integral part of these balance sheets.

                  MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                          STATEMENTS OF OPERATIONS
                                (Unaudited)

                               For the quarters ended  For the six months ended
                                      June 30,                June 30,
                               ----------------------  ------------------------
                                  1997        1996         1997         1996
                               ----------  ----------   ----------  ----------
Income:
 Rental income                 $1,277,048  $1,348,397   $2,615,470  $2,654,863
 Tenant reimbursement income      267,816     279,835      531,933     539,568
                               ----------  ----------   ----------  ----------
   Total income                 1,544,864   1,628,232    3,147,403   3,194,431
                               ----------  ----------   ----------  ----------
Operating expenses:
 Interest expense                 635,888     698,126    1,297,932   1,411,597
 Write-down of assets             550,000        -         550,000        -
 Depreciation                     332,359     347,709      673,020     701,545
 Repairs and maintenance          190,326     198,987      421,267     450,736
 Taxes and insurance              190,475     185,910      377,830     376,826
 Management and leasing to
  related parties                  96,445      88,400      183,445     177,500
 Provision for doubtful accounts   19,079      39,743       33,751      23,405
 Amortization                      33,565      32,137       66,074      57,985
 Other expenses                   185,580     179,206      409,600     350,576
                               ----------  ----------   ----------  ----------
   Total operating expenses     2,233,717   1,770,218    4,012,919   3,550,170
                               ----------  ----------   ----------  ----------
Loss from rental operations      (688,853)   (141,986)    (865,516)   (355,739)

Other income:
 Gain (loss) on sale of
  shopping center                 128,597     (78,687)     128,597     (78,687)
 Interest income                   32,194      23,775       67,099      42,333
                               ----------  ----------   ----------  ----------
Net loss                       $ (528,062) $ (196,898)  $ (669,820) $ (392,093)
                               ==========  ==========   ==========  ==========
Net income (loss) allocated
 to general partners           $   25,583  $   (1,969)  $   24,165  $   (3,921)
                               ==========  ==========   ==========  ==========
Net loss allocated to
 assignee limited partners     $ (553,645) $ (194,929)  $ (693,985) $ (388,172)
                               ==========  ==========   ==========  ==========
Net loss allocated to
 assignee limited partners
 per unit (1,200,000 units
 issued and outstanding)       $    (0.46) $    (0.16)  $    (0.58) $    (0.32)
                               ==========  ==========   ==========  ==========

      The accompanying notes are an integral part of these statements.

                 MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                      STATEMENT OF PARTNERS' EQUITY
                  For the six months ended June 30, 1997
                              (Unaudited)

                                       Assignee    Assignor      Total
                           General     Limited     Limited     Partners'
                           Partners    Partners    Partners     Equity
                          ----------  ----------  ----------  ----------
Partners' equity,
 December 31, 1996        $  529,793  $8,700,459  $      77   $9,230,329

 Distributions ($2 per
  assignee limited
  partnership unit)              -    (2,400,000)        -    (2,400,000)

 Net loss                     (7,984)   (790,433)        -      (798,417)

 Gain on sale of
  shopping center             32,149      96,448         -       128,597
                          ----------  ----------  ----------  ----------
Partners' equity,
 June 30, 1997            $  553,958  $5,606,474  $       77  $6,160,509
                          ==========  ==========  ==========  ==========





        The accompanying notes are an integral part of these statements.

                 MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                         STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                  For the six months ended
                                                         June 30,
                                                     1997          1996
                                                  ----------    ----------
Cash flows from operating activities:
 Net loss                                         $ (669,820)   $ (392,093)
                                                  ----------    ----------
 Adjustments to reconcile net loss to net
 cash provided by operating activities:
  Depreciation and amortization                      739,094       759,530
  Write-down of assets                               550,000          -
  (Gain) loss on sale of shopping center            (128,597)       78,687
 Changes in operating assets and liabilities:
  Decrease in tenant accounts receivable, net        101,014       100,614
  Decrease (increase) in prepaid expenses
    and other assets                                 115,046      (124,316)
  Increase in accounts payable and
    accrued expenses and other liabilities            86,531        11,265
  Increase in accrued interest payable               203,200       205,545
  Increase in due to related parties                  12,213         2,216
                                                  ----------    ----------
    Total adjustments                              1,678,501     1,033,541
                                                  ----------    ----------
 Net cash provided by operating activities         1,008,681       641,448
                                                  ----------    ----------
Cash flows from investing activities:
 Proceeds from sale of real estate                 2,503,957     1,093,203
 Improvements of real estate                        (115,237)      (47,106)
                                                  ----------    ----------
 Net cash provided by investing activities         2,388,720     1,046,097
                                                  ----------    ----------
Cash flows from financing activities:
 Distributions to partners                        (2,400,000)         -
 Retirement of long-term debt                     (1,723,147)     (347,751)
 Principal payments on long-term debt               (299,591)     (318,718)
 Financing fees                                     (102,306)      (24,496)
                                                  ----------    ----------
 Net cash used in financing activities            (4,525,044)     (690,965)
                                                  ----------    ----------
Net (decrease) increase in cash and cash
  equivalents                                     (1,127,643)      996,580
Cash and cash equivalents at beginning of period   3,051,221     1,664,994
                                                  ----------    ----------
Cash and cash equivalents at end of period        $1,923,578    $2,661,574
                                                  ==========    ==========
Supplemental disclosures of cash flow information:
 Cash paid during the period for:  Interest       $1,094,732    $1,206,052
                                                  ==========    ==========


      The accompanying notes are an integral part of these statements.

             MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                   Notes to Financial Statements
                          June 30, 1997
                          -------------

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

RENTAL INCOME. Certain leases provide for either abatement of rents or scheduled rent increases over the life of the leases. Rental income is recorded on a straight-line basis of equal monthly payments over the respective terms of the leases. The receivables related to the recording of rental income on a straight-line basis totalled $282,105 and $317,688 at June 30, 1997 and December 31, 1996, respectively.

Certain leases provide for additional rent computed on the basis of a percentage of gross sales in excess of specified levels. Rental income for the quarters ended June 30, 1997 and 1996 included income with respect to these percentage rentals of $62,192 and $61,676, respectively. Rental income for the six months ended June 30, 1997 and 1996 included percentage rent income of $125,587 and $116,662, respectively.

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

LONG-LIVED ASSETS. Effective January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management reviews the Partnership's assets for impairment on a property by property basis when annual year-end third party appraisals have been received and whenever circumstances occur which indicate that the carrying amount of the assets may be impaired.

The Partnership considers its properties to be long-lived assets to be held and used. The Partnership's policy is to classify its assets as held for sale when the Partnership has formally adopted a plan to dispose of the properties by sale or, if suitable offers are not received, by abandonment.

Certain properties are listed for sale with brokers with the intent that if acceptable offers are received, the Partnership would consider selling the property or properties. In the meantime, the Partnership will continue to operate the properties. The net proceeds from the sale of certain properties may be below the carrying values.

NEW ACCOUNTING PRONOUNCEMENT. In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share", which is required to be adopted for periods ending after December 15, 1997. The standard was issued to change the current method used by public companies to compute earnings per share. The Partnership does not anticipate that SFAS No. 128 will have any effect on the Partnership's computation of earnings per share.

NOTE B - RELATED PARTY TRANSACTIONS:

During the quarter ended June 30, 1997, the Partnership paid First Washington Management, Inc., an affiliate of FW Realty Limited Partnership, one of the general partners, $80,064 and Legg Mason Realty Capital, Inc., an affiliate of Realty Capital IV Limited Partnership, the other general partner, $35,007 for management fees and reimbursement of operating expenses. At June 30, 1997, $38,002 was payable to First Washington Management, Inc. and $27,560 was payable to Legg Mason Realty Capital, Inc. for management fees and reimbursement of operating expenses.

The general partners agreed to lend to the Partnership, without interest, up to 50% of the acquisition fees actually paid to them at the time the loan was made in the event the annual cumulative non-compounded return to assignee limited partners fell below 7% of allocable invested capital for the period from February 1, 1989 through January 31, 1992. In 1990, the general partners fulfilled their obligation under these cash flow protector loan provisions. As of June 30, 1997, cash flow protector loans totalling $789,203 were outstanding ($599,794 to FW Realty Limited Partnership and $189,409 to Realty Capital IV Limited Partnership). The loans are non-interest bearing and are required to be repaid from distributable cash flow or sale or refinancing proceeds after the payment of a preferred return to assignee limited partners equal to a 10% annual cumulative non-compounded return on invested capital. It is not anticipated that these cash flow protector loans will be repaid.

In addition, acquisition fees totalling $73,431 were payable as of June 30, 1997 to FW Realty Limited Partnership in the amount of $55,808 and to Realty Capital IV Limited Partnership in the amount of $17,623.

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

In June 1997, the Partnership made a cash distribution totalling
$2,400,000 or $2 per Assignee Limited Partnership Unit ("Unit") to Unitholders of record as of May 31, 1997. This distribution represented proceeds from the sale of shopping centers.

NOTE D - SALE AND WRITE-DOWN OF ASSETS:

On May 28, 1997, the Partnership sold Cloister Shopping Center to an unrelated third party for a contract price of $2,650,000. For financial reporting purposes, the Partnership recorded a gain, after transaction expenses, of $128,597 in May 1997.

In July 1997, the Partnership entered into an agreement to sell Berkeley Square Shopping Center to an unrelated third party for a contract price of $2,975,000. As a result, in the second quarter of 1997, the Partnership recorded an impairment charge of $550,000 to write-down the carrying value of Berkeley Square to its revised fair value.

NOTE E - SUBSEQUENT EVENT

On July 16, 1997, the Partnership sold Jackson Heights shopping center to an unrelated third party for a contract price of $4,800,000. For financial reporting purposes, the Partnership recorded a gain, after transaction expenses, of approximately $180,000 in July 1997.

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

As of June 30, 1997, tenant rent receivables (prior to the allowance for doubtful accounts of $253,915) totaled $920,124 of which amount $282,105 represented receivables required to be accrued in accordance with applicable accounting principles to reflect scheduled rent increases over the terms of the applicable leases and $638,019 represented the balance. As of December 31, 1996, such rent receivables (prior to the allowance for doubtful accounts of $228,991) totaled $996,214 of which $317,688 represented receivables required to be accrued and $678,526 represented the balance.

CASH FLOW

The Partnership recorded a $1,127,643 net decrease in cash and cash equivalents in the six months ended June 30, 1997, with $1,008,681 in net cash provided by operating activities and $2,388,720 provided by investing activities, offset by $4,525,044 in net cash used in financing activities. The decrease in cash and cash equivalents is primarily attributable to the payment of distributions to limited partners totalling $2,400,000 in June 1997, which was offset in part by net proceeds from the sale of Cloister Shopping Center. The sale of Cloister on May 28, 1997 contributed approximately $1,119,000 to cash and cash equivalents after payment of mortgage debt and transaction expenses related to the sale.

The principal differences between net loss for the six months ended June 30, 1997 of $669,820 and net cash provided by operating activities of $1,008,681 were the noncash charge of $739,094 for depreciation and amortization, a write-down of assets of $550,000 and an increase in accrued interest payable of $203,200. See the discussions of the sale of Cloister and the write-down of assets related to Berkeley Square incorporated by reference from Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources herein.
Net cash used in financing activities of $4,525,044 consisted of distributions to limited partners of $2,400,000, retirement of debt of $1,423,147 related to Cloister, payment of $300,000 to reduce the principal balance of the Lynnwood Place mortgage in connection with a loan extension, monthly principal payments on long-term debt totalling $299,591 and payment of financing fees of $102,306 related to the Lynnwood Place, Woodlawn Village, and Quality Center loan extensions. Principal payments on long-term debt included $135,000 with respect to the Tarrytown Mall first trust loan.

LIQUIDITY AND CAPITAL RESOURCES

The cash and cash equivalents position of the Partnership at June 30, 1997 decreased $1,127,643 from that at December 31, 1996. The Partnership's cash and cash equivalents position fluctuates from quarter to quarter as follows: (i) decreasing with the funding of lease-up costs and tenant improvements; (ii) decreasing with the funding of renovation and expansion costs of the shopping centers;
(iii) increasing as borrowing and sales proceeds, net rental income and interest income are received; (iv) decreasing as expenses (including debt service requirements) are paid; and (v) decreasing by any payment of Partnership distributions.

On May 28, 1997, the Partnership sold Cloister shopping center to an unrelated third party for a contract price of $2,650,000. For financial reporting purposes, the Partnership recorded a gain, after transaction expenses, of $128,597 in May 1997. The net proceeds from the sale, after payoff of the related mortgage debt and transaction expenses, were approximately $1,119,000 or $0.93 per Assignee Limited Partnership Unit ("Unit"). The appraised net equity of Cloister included in the appraised value of the Partnership's portfolio at the end of 1996 was approximately $1,106,000 or $0.92 per Unit of the total estimated 1996 year-end net asset value of $10.19 per Unit.

As a result of receipt of the net proceeds from the sale of Cloister and the cash reserves established from the sales of Orchard Square Shopping Center on December 29, 1995 and Holiday Shopping Center on May 3, 1996, the Partnership made a cash distribution totalling $2,400,000 or $2 per Unit to Unitholders of record as of May 31, 1997. This distribution represented proceeds from these sales and reduced the net asset value of the Partnership. As of June 30, 1997, cumulative cash distributions of $9,047,888 and $62,391 had been made to limited partners and general partners, respectively.

On July 16, 1997, subsequent to the end of the quarter, the Partnership sold Jackson Heights Shopping Center to an unrelated third party for a contract price of $4,800,000. For financial reporting purposes, a gain, after transaction expenses, of approximately $180,000 was recorded in July 1997. The net proceeds from the sale, after payoff of the related mortgage debt and transaction expenses, were approximately $2,579,000 or $2.15 per Unit. The appraised net equity of Jackson Heights included in the appraised value of the Partnership's portfolio at the end of 1996 was approximately $2,670,000 or $2.22 per Unit of the total estimated 1996 year-end net asset value of $10.19 per Unit.

It has been the policy of the Partnership to apply any increase in cash to increase Partnership working capital reserves, to provide for shopping center improvements if and when necessary, and to repay and refinance debt as required. That policy reflects the General Partners' belief that maintenance of adequate cash reserves is required consistent with the Partnership's objectives. Presently, and in light of the consummation of the sale of Jackson Heights, the General Partners anticipate that the Partnership will make an additional cash distribution of sale proceeds to Unitholders in November 1997 at the time the third quarter report is mailed. The amount of the distribution depends upon the sale of additional shopping centers in the interim.

In July 1997, the Partnership entered into an agreement to sell Berkeley Square Shopping Center to an unrelated third party for a contract price of $2,975,000. As a result, in the second quarter of 1997, the Partnership recorded an impairment charge of $550,000 to write-down the carrying value of Berkeley Square to its revised fair value. Closing of the Berkeley Square agreement is subject to various contingencies and therefore there can be no assurance a sale transaction will occur.

In July 1997, the Partnership entered into an agreement to sell Highlandtown Village to an unrelated third party for a contract price of $4,700,000. Closing under that contract is similarly subject to various contingencies and therefore there can be no assurance a sale transaction will occur.

The General Partners currently intend to offer the Partnership's remaining properties for sale as follows: (i) three properties, Lynnwood Place, Woodlawn Village and Edgewood Plaza, have been listed for sale; (ii) the listing of Quality Center will occur in the third quarter of 1997; and (iii) the disposition of Tarrytown Mall will be resolved following discussions with that center's mortgage lenders. Due to the increased level of leasing activity at Quality Center, the General Partners have determined to list that property for sale at this time. The General Partners have not committed to a formal plan to dispose of any properties if satisfactory offers are not received. In the meantime, the Partnership will continue to operate all of its properties.

The Partnership considers its properties to be long-lived assets to be held and used. The Partnership's policy is to classify its assets as held for sale when the Partnership has formally adopted a plan to dispose of the properties by sale or, if suitable offers are not received, by abandonment.

Two of the Partnership's mortgages are scheduled to mature during the fourth quarter of 1997, Highlandtown Village and Berkeley Square. The Highlandtown Village mortgage, which had an outstanding principal balance of $3,114,356 at June 30, 1997, matures on December 21, 1997. The Partnership has received an application from the lender of Highlandtown Village to extend that mortgage at maturity if the center is not sold in the interim. The Berkeley Square mortgage, which had an outstanding principal balance of $1,366,414 at June 30, 1997, matures on December 31, 1997. The Partnership currently anticipates that it will exercise its option to extend the Berkeley Square mortgage to December 1998 if the center is not sold by the current maturity date.

At June 30, 1997, Tarrytown Mall was subject to $6,924,938 in mortgage indebtedness, of which $1,539,940 is a first trust mortgage and $5,384,998 is a second trust mortgage. In addition, at June 30, 1997, $16,100 in interest was accrued with respect to the first mortgage and $1,124,032 in interest was accrued with respect to the second mortgage. Both the first and second mortgages (principal and interest) are nonrecourse to the Partnership. The first trust mortgage required principal payments of $22,500 per month until June 30, 1997 when required principal payments were scheduled to increase to $49,000 per month. The first trust lender has agreed to maintain the current payment schedule of monthly principal payments of $22,500 plus interest until June 30, 1998. All other loan terms remain unchanged. Monthly principal payments are scheduled to increase to $54,000 on July 1, 1998. The Partnership is unable to predict whether cash flow from operations at Tarrytown Mall will be sufficient to meet the July 1998 scheduled increase in the monthly principal payments under the first trust mortgage.

The second trust mortgage requires that after payment of first trust debt service and capital improvements made with respect to Tarrytown Mall, net cash flow from operations from that center be applied to second trust mortgage interest and principal curtailments. To the extent that net cash flow is insufficient to make second trust debt service payments, unpaid interest on the second trust loan is accrued rather than paid. The Partnership accrued approximately $215,000 in unpaid interest in the first six months of 1997. Accrued and unpaid interest bears interest at 8% per annum and is due at the maturity of the loan or earlier to the extent net cash flow is available.

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

In the six months ended June 30, 1997, depreciation charges with respect to Tarrytown Mall were approximately $165,000. Escrows and prepaid expenses and other assets in the Partnership's financial statements include approximately $593,000 with respect to Tarrytown Mall which is pledged to secure mortgage debt related to that property.

No value was ascribed to Tarrytown Mall in the estimated net asset value of the Partnership's portfolio at the end of 1996 of $10.19 per Unit.

At Tarrytown Mall, in the second quarter of 1997, the Partnership entered into a lease agreement with a private school for 79,066 square feet in the former Wholesale Depot space. The school, which will initially enroll students in kindergarten through fifth grade, receives funding under a contractual arrangement between the school and the State of North Carolina. Under the lease agreement, the tenant is responsible for all of the tenant fit-up costs, with the exception of certain parking lot improvements. The parking lot work will be funded from the escrow funds described above. To secure this lease with no cash expenditure obligation for the Partnership, the lease agreement provides for an abatement of minimum rent through May 1998. The tenant will reimburse the Partnership for its share of common area maintenance expenses commencing no later than October 15, 1997.

In July 1997, Montgomery Ward, which leases 74,069 square feet at Tarrytown Mall filed for protection under Chapter XI of the U. S. Bankruptcy Code. The Partnership is unable to predict the effect of this action on Montgomery Ward's tenancy (or the center) at this time.

At Edgewood Plaza, Rite-Aid, which leases 6,400 square feet, has subleased its space to a variety store, Dollar General. Rite-Aid opened a free-standing retail store directly across Route 755 from the shopping center in October 1996 and Rite-Aid closed its 6,400 square foot store at Edgewood Plaza at that time. Rite-Aid's lease with the Partnership (and the Dollar General sublease) expire in

July 1999.

Subsequent to June 30, 1997, the Partnership is obligated to expend approximately $250,000 for tenant fit-up costs in connection with tenant leases which have been signed and other committed capital expenditures. This amount does not include tenant improvement expenditures for prospective or future tenants. The committed expenditures include an estimated $225,000 for tenant fit-up and tenant leasing commission with respect to a new tenant lease at Quality Center for 13,887 square feet.

The Partnership's operations, as well as the financial condition of certain of its tenants, have been affected by competitive economic conditions. If the Partnership is not able to fund its cash requirements from operations, the Partnership may be required to seek additional financing. The Partnership could be affected by the increased standards employed by lenders to determine the amount, terms and underwriting requirements for such financing, all of which have affected the amount and cost of borrowing. If additional borrowing or refinancing is not available, the Partnership may be required to sell one or more of its shopping center properties. There is no assurance that loans would be available, or that the Partnership would be able to sell a particular shopping center, or that the terms of such loans or any sales would be advantageous to the Partnership. Furthermore, if alternative sources of cash were needed and not found, the Partnership could default on its obligations, including its obligations to pay debt service and mortgage interest, which could result in the foreclosure by its mortgage lenders of one or more shopping centers.

RESULTS OF OPERATIONS

The results of operations for the quarter and six months ended June 30, 1997 reflect the operations of nine shopping centers through May 27, 1997 and eight shopping centers thereafter. The results of operations for the comparable quarter and six months in 1996 reflect the operations of ten shopping centers through May 2, 1996 and nine shopping centers thereafter. The Partnership sold Orchard Square Shopping Center on December 29, 1995, Holiday Shopping Center on May 3, 1996 and Cloister Shopping Center on May 28, 1997. The net income (loss) for each shopping center is as follows:

                                 Net income (loss) for    Net income (loss) for
                                  the quarters ended       the six months ended
                                ----------------------   ----------------------
   Shopping Centers / Location    6/30/97     6/30/96      6/30/97     6/30/96
   ---------------------------  ----------  ----------   ----------  ----------
   WOODLAWN VILLAGE
     Fredericksburg, VA........  $  12,215    $ (9,232)    $ 25,850  $ (20,838)
   LYNNWOOD PLACE
     Jackson, TN...............    (52,877)    (52,409)     (96,611)   (72,765)
   HIGHLANDTOWN VILLAGE
     Baltimore, MD.............     27,028       9,212       29,388     13,662
   JACKSON HEIGHTS PLAZA
     Murfreesboro, TN..........     50,450      49,191       99,635    101,248
   HOLIDAY
     Collinsville, VA..........       -          9,400         -         9,471
   CLOISTER
     Ephrata, PA...............      1,637       9,675       21,188     13,905
   EDGEWOOD PLAZA
     Harford County, MD........     30,127      15,827       33,362     31,325
   TARRYTOWN MALL
     Rocky Mount, NC...........   (118,189)   (108,478)    (277,828)  (268,883)
   BERKELEY SQUARE
     Goose Creek, SC...........     (5,221)     24,395       22,545     43,610
   QUALITY CENTER
     Lancaster, PA.............    (42,061)    (20,353)     (78,355)   (92,185)
                                 ---------   ---------   ----------  ---------
   Shopping center totals          (96,891)    (72,772)    (220,826)  (241,450)
   Write-down of assets           (550,000)       -        (550,000)      -
   Gain (loss) on sale of center   128,597     (78,687)     128,597    (78,687)
   Other expenses, net of other
     income                         (9,768)    (45,439)     (27,591)   (71,956)
                                 ---------   ---------   ----------  ---------
   Total                         $(528,062)  $(196,898)  $ (669,820) $(392,093)
                                 =========   =========   ==========  =========

THREE MONTHS ENDED JUNE 30, 1997:

Net loss increased $331,164 to net loss of $528,062 for the second quarter of 1997 from net loss of $196,898 for the comparable quarter of 1996. The significant factors contributing to the increase in net loss in the second quarter of 1997 were the write-down of assets of $550,000 in the second quarter of 1997 and a decline in total income. These factors were partially offset by decreases in interest and depreciation expenses, a lower provision for doubtful accounts and a gain on sale of shopping center of $128,597 in 1997 in comparison to a loss on sale of center of $78,687 in 1996.

The Partnership's total income decreased $83,368 to $1,544,864 in the quarter ended June 30, 1997 from $1,628,232 in the comparable quarter of 1996. The decrease in total income consisted of a decrease in rental income of $71,349 to $1,277,048 for the second quarter of 1997 from $1,348,397 for the second quarter of 1996 and a decrease in tenant reimbursement income of $12,019 to $267,816 for the 1997 quarter from $279,835 for the 1996 quarter.

Four of the Partnership's eight shopping centers had decreases in rental income, including a significant decrease at Tarrytown Mall of $29,358. The decrease in rental income at Tarrytown Mall was primarily due the loss of several tenants at that center in the second half of 1996. However, Tarrytown Mall's leased percentage increased 24% to 85% leased at June 30, 1997 from 61% at June 30, 1996. The increase of 24% in the second quarter of 1997 primarily resulted from the addition of one tenant leasing 79,066 square feet. The sale of Holiday on May 3, 1996 and Cloister on May 28, 1997 also contributed to the decline in rental income. Holiday had rental income of $26,794 in the second quarter of 1996 and rental income at Cloister was $27,652 lower in the 1997 quarter in comparison to the 1996 quarter.

The following changes in leased percentages also contributed to changes in rental income and tenant reimbursement income. Woodlawn Village, Berkeley Square, Jackson Heights and Quality Center experienced net leasing gains from June 30, 1996 to June 30, 1997. Woodlawn was 98% leased at June 30, 1997, which represented an increase from approximately 93% leased at June 30, 1996. Berkeley Square was approximately 99% leased, which represented a net leasing gain of approximately 4% from June 30, 1996. Jackson Heights and Quality Center were 100% and 76% leased, respectively, at June 30, 1997, which represented increases of approximately 1% at both centers. The leased percentages for Highlandtown Village and Edgewood Plaza remained unchanged at June 30, 1997 from June 30, 1996 at 100% leased. Lynnwood Place was 92% leased, which represented a decline of 8%. The Partnership's aggregate portfolio was approximately 92% leased at June 30, 1997, an increase from 84% leased at June 30, 1996, which is primarily attributable to a new lease at Tarrytown Mall for 79,066 square feet. The Partnership's shopping center portfolio at June 30, 1997 represented eight centers with approximately 896,000 leasable square feet. The portfolio at June 30, 1996 represented nine shopping centers with approximately 951,000 square feet.

Interest expense decreased $62,238 to $635,888 for the second quarter of 1997 from $698,126 for the second quarter of 1996. Interest expense declined at seven of the Partnership's eight shopping centers and due to the sale of Cloister in May 1997. Interest expense at Cloister decreased $22,904 for the quarter ended June 30, 1997 in comparison to the quarter ended June 30, 1996.

In the second quarter of 1997, the Partnership recorded an impairment charge of $550,000. There was no comparable transaction in the second quarter of 1996. The charge of $550,000 represented the amount required to write-down the carrying value of Berkeley
Square to its revised fair value.

Depreciation expense decreased $15,350 to $332,359 for the quarter ended June 30, 1997 from $347,709 for the comparable quarter of 1996. The aggregate provision for doubtful accounts was $19,079 for the 1997 quarter and $39,743 for the 1996 quarter. The provision for doubtful accounts related to Orchard Square, which was sold December 29, 1995, was lower in 1997 by $18,627 as compared to 1996.

SIX MONTHS ENDED JUNE 30, 1997:

Net loss increased $277,727 to net loss of $669,820 for the six months ended June 30, 1997 from net loss of $392,093 for the comparable six months of 1996. The significant factors contributing to the increase in net loss in 1997 were the write-down of assets of $550,000 in the second quarter of 1997 and a decline in total income. These factors were partially offset by decreases in interest, depreciation and repairs and maintenance expenses, a gain on sale of center of $128,597 in 1997 in comparison to a loss on sale of center of $78,687 in 1996 and an increase in interest income.

The Partnership's total income decreased $47,028 to $3,147,403 in the six months ended June 30, 1997 from $3,194,431 in the comparable six months of 1996. The decrease in total income consisted of a decrease in rental income of $39,393 to $2,615,470 for the 1997 period from $2,654,863 for the 1996 period and a decrease in tenant reimbursement income of $7,635 to $531,933 for 1997 from $539,568 for 1996.

Three of the Partnership's eight shopping centers had decreases in rental income. The sale of Holiday on May 3, 1996 and Cloister on May 28, 1997 also contributed to the decline in rental income. Holiday had rental income of $69,303 in the first six months of 1996 and rental income at Cloister was $13,049 lower in the 1997 six month period in comparison to the 1996 six month period. The declines in rental income were offset in part by increases at five of the Partnership's eight shopping centers, including a significant increase of $22,745 at Jackson Heights. The increase in rental income at Jackson Heights was primarily due to leasing activity at that center. Jackson Heights was 100% leased at June 30, 1997, which represented an increase of approximately 1% from June 30, 1996.

The following changes in leased percentages also contributed to changes in rental income and tenant reimbursement income.
Tarrytown Mall, Woodlawn Village, Berkeley Square, and Quality Center experienced net leasing gains from June 30, 1996 to June 30, 1997. Tarrytown Mall's leased percentage increased 24% to 85% leased at June 30, 1997 from 61% at June 30, 1996. The increase of 24% in the second quarter of 1997 primarily resulted from the addition of one tenant leasing 79,066 square feet. Woodlawn was 98% leased at June 30, 1997, which represented an increase from approximately 93% leased at June 30, 1996. Berkeley Square was approximately 99% leased, which represented a net leasing gain of approximately 4%. Quality Center was 76% leased at June 30, 1997, which represented an increase of approximately 1% at that center. The leased percentages for Highlandtown Village and Edgewood Plaza remained unchanged at June 30, 1997 from June 30, 1996 at 100% leased. Lynnwood Place was 92% leased, which represented a decline of 8% from June 30, 1996. The Partnership's aggregate portfolio was approximately 92% leased at June 30, 1997, an increase from 84% leased at June 30, 1996 which is primarily attributable to a new lease at Tarrytown Mall for 79,066 square feet. The Partnership's shopping center portfolio at June 30, 1997 represented eight centers with approximately 896,000 leasable square feet. The portfolio at June 30, 1996 represented nine shopping centers with approximately 951,000 square feet.

Interest expense decreased $113,665 to $1,297,932 for the six months ended June 30, 1997 from $1,411,597 for the comparable six months of 1996. The net decrease in interest expense is partially attributable to declines in interest expense at Tarrytown Mall of $32,879 and Woodlawn Village of $28,499. The decrease at Tarrytown Mall primarily resulted from the payment of $25,000 in January 1996 and $16,000 in April 1996 for certain deferred interest obligations to the holder of the second trust of Tarrytown Mall. These deferred interest payment obligations were paid in full by April 1996. Woodlawn's interest expense decreased due to the decline in the interest rate effective with the loan extension.

In the second quarter of 1997, the Partnership recorded an impairment charge of $550,000. There was no comparable transaction in the six months ended June 30, 1996. The charge of $550,000 represented the amount required to write-down the carrying value of Berkeley Square to its revised fair value.

Depreciation expense decreased $28,525 to $673,020 for the six months in 1997 from $701,545 for the six months in 1996. The net decrease in depreciation expense is primarily attributable to the sale of Holiday in May 1996. Depreciation expense at Holiday was $21,187 in the 1996 period. Repairs and maintenance expense decreased $29,469 to $421,267 for the 1997 period from $450,736 for the 1996 period.

The decreases in interest, depreciation and repairs and maintenance expense were partially offset by an increase in other expenses of $59,024 to $409,600 for the six months ended June 30, 1997 from $350,576 for the comparable period in 1996. The increase was primarily due to increases in utilities expense of $20,575, legal expense of $20,498 and administrative expense of $14,480.

Interest income increased $24,766 to $67,099 for the six months in 1997 from $42,333 for the comparable six months in 1996. The increase in interest income was primarily the result of increasing cash balances predominantly due to proceeds from the sales of Orchard Square in December 1995, Holiday in May 1996 and Cloister in May 1997.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     27.1 Financial Data Schedule for the six months ended
          June 30, 1997.

(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 1997. The Partnership filed a report on Form 8-K in July 1997 to report the sale of Jackson Heights Shopping Center on July 16, 1997.

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

Date:  August 14, 1997  By:  /s/ Richard J. Himelfarb
     ------------------      -----------------------------------
                             Richard J. Himelfarb, President





                        By:  FW Realty Limited Partnership,
                             General Partner

                        By:  FW Corporation, General Partner

Date:  August 14, 1997  By:  /s/ William J. Wolfe
     ------------------      ---------------------------------
                             William J. Wolfe, President

EXHIBIT INDEX

Exhibit
Number

27.1 Financial Data Schedule for the six months ended June 30, 1997.