Form 10-Q
period 1997-09-30
MID ATLANTIC CENTERS LIMITED PARTNERSHIP
filed 1997-11-14
CIK 808375

              SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

                           FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For The Quarterly Period Ended September 30, 1997

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

                           (410)539-0000
                          --------------
      (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes  X    No
                          ------   -----

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                  MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                               BALANCE SHEETS

                                                    September 30, December 31,
                                                        1997          1996
                                                   -------------  -----------
                                                     (Unaudited)
 ASSETS:
 Investment in real estate held for lease, at cost:
   Land                                             $ 6,763,681  $ 8,724,880
   Buildings and improvements                        31,276,530   42,599,014
                                                    -----------  -----------
                                                     38,040,211   51,323,894
   Less accumulated depreciation                    (14,639,344) (16,939,873)
                                                    -----------  -----------
                                                     23,400,867   34,384,021
 Cash and cash equivalents                            6,297,170    3,051,221
 Tenant accounts receivable, net of allowance
   for doubtful accounts ($249,824 in 1997 and
   $228,991 in 1996)                                    642,228      767,223
 Escrows                                                621,724      882,333
 Prepaid expenses and other assets                      291,852      360,030
 Intangible assets, net of accumulated amortization
   ($843,308 in 1997 and $1,035,330 in 1996)            218,356      222,287
                                                    -----------  -----------
   Total assets                                     $31,472,197  $39,667,115
                                                    ===========  ===========
 LIABILITIES AND PARTNERS' EQUITY:

 Long-term debt, including current maturities       $22,639,010  $28,104,113
 Interest payable                                     1,341,736    1,098,751
 Cash flow protector loans                              789,203      789,203
 Accounts payable and accrued expenses                  199,520      124,800
 Prepaid rents and security deposits                    115,788      193,139
 Due to related parties                                 139,547      126,780
                                                    -----------  -----------
    Total liabilities                                25,224,804   30,436,786
                                                    -----------  -----------
 General partners and assignor limited partner          597,414      529,870
 Assignee limited partners (1,200,000 units
   authorized, issued and outstanding)                5,649,979    8,700,459
                                                    -----------  -----------
   Total partners' equity                             6,247,393    9,230,329
                                                    -----------  -----------
   Total liabilities and partners' equity           $31,472,197  $39,667,115
                                                    ===========  ===========

     The accompanying notes are an integral part of these balance sheets.

                MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                          STATEMENTS OF OPERATIONS
                                (Unaudited)

                                  For the quarters      For the nine months
                                       ended                   ended
                                    September 30,           September 30,
                               ----------------------  ----------------------
                                  1997        1996        1997         1996
                               ----------  ----------  ----------  ----------
Income:
 Rental income                 $1,046,315  $1,337,022  $3,661,785  $3,991,885
 Tenant reimbursement income      235,020     278,894     766,953     818,462
                               ----------  ----------  ----------  ----------
   Total income                 1,281,335   1,615,916   4,428,738   4,810,347
                               ----------  ----------  ----------  ----------
Operating expenses:
 Interest expense                 564,318     678,455   1,862,250   2,090,052
 Depreciation                     274,669     341,794     947,689   1,043,339
 Repairs and maintenance          185,332     227,582     606,599     678,318
 Write-down of assets                 -           -       550,000         -
 Taxes and insurance              144,718     189,814     522,548     566,640
 Management and leasing to
  related parties                  74,700     102,970     258,145     280,470
 Amortization                      40,482      26,539     106,556      84,524
 Provision for doubtful accounts   20,262      29,396      54,013      52,801
 Other expenses                   135,671     192,715     545,271     543,291
                               ----------  ----------  ----------  ----------
   Total operating expenses     1,440,152   1,789,265   5,453,071   5,339,435
                               ----------  ----------  ----------  ----------
Loss from rental operations      (158,817)   (173,349) (1,024,333)   (529,088)

Other income:
 Gain (loss) on sale of
  shopping centers                175,726         -       304,323     (78,687)
 Interest income                   69,975      33,502     137,074      75,835
 Gain on sale of pad sites            -       229,982         -       229,982
                               ----------  ----------  ----------  ----------
Net income (loss)              $   86,884  $   90,135  $ (582,936) $ (301,958)
                               ==========  ==========  ==========  ==========
Net income allocated
 to general partners           $   43,379  $   56,098  $   67,544  $   52,177
                               ==========  ==========  ==========  ==========
Net income (loss) allocated
 to assignee limited partners  $   43,505  $   34,037  $ (650,480) $ (354,135)
                               ==========  ==========  ==========  ==========
Net income (loss) allocated
 to assignee limited partners
 per unit (1,200,000 units
 issued and outstanding)       $     0.04  $     0.03  $    (0.54) $    (0.30)
                               ==========  ==========  ==========  ==========

           The accompanying notes are an integral part of these statements.

                  MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                      STATEMENT OF PARTNERS' EQUITY
                For the nine months ended September 30, 1997
                              (Unaudited)

                                       Assignee    Assignor      Total
                            General    Limited     Limited     Partners'
                            Partners   Partners    Partners     Equity
                           ---------  ----------  ----------  ----------
Partners' equity,
 December 31, 1996         $ 529,793  $8,700,459   $     77   $9,230,329

 Distributions ($2 per
  assignee limited
  partnership unit)              -    (2,400,000)        -    (2,400,000)

 Net loss                     (8,873)   (878,386)        -      (887,259)

 Net gain on sale of
  shopping centers            76,417     227,906         -       304,323
                           ---------  ----------   ---------  ----------
Partners' equity,
 September 30, 1997        $ 597,337  $5,649,979   $      77  $6,247,393
                           =========  ==========   =========  ==========























        The accompanying notes are an integral part of these statements.

               MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                         STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                  For the nine months ended
                                                        September 30,
                                                  ------------------------
                                                     1997          1996
                                                  ----------    ----------
Cash flows from operating activities:
 Net loss                                         $ (582,936)   $ (301,958)
                                                  ----------    ----------
 Adjustments to reconcile net loss to net
 cash provided by operating activities:
  Depreciation and amortization                    1,054,245     1,127,863
  Write-down of assets                               550,000           -
  (Gain) loss on sale of shopping centers           (304,323)       78,687
  (Gain) on sale of pad sites                            -        (229,982)
 Changes in operating assets and liabilities:
  Decrease in tenant accounts receivable, net        124,995        52,885
  Decrease (increase) in prepaid expenses
    and other assets                                 128,787      (117,487)
  (Decrease) increase in accounts payable and
    accrued expenses and other liabilities            (2,631)       27,459
  Increase in accrued interest payable               242,985       311,735
  Increase in due to related parties                  12,767        16,230
                                                  ----------    ----------
    Total adjustments                              1,806,825     1,267,390
                                                  ----------    ----------
 Net cash provided by operating activities         1,223,889       965,432
                                                  ----------    ----------
Cash flows from investing activities:
 Proceeds from sale of real estate                 9,928,513     1,615,934
 Improvements of real estate                        (138,725)      (70,202)
                                                  ----------    ----------
 Net cash provided by investing activities         9,789,788     1,545,732
                                                  ----------    ----------
Cash flows from financing activities:
 Retirement of long-term debt                     (5,027,880)     (347,751)
 Distributions to partners                        (2,400,000)          -
 Principal payments on long-term debt               (437,223)     (479,493)
 Financing fees                                     (102,625)      (34,553)
 Mortgage escrow deposits, net                       200,000      (194,394)
                                                  ----------    ----------
 Net cash used in financing activities            (7,767,728)   (1,056,191)
                                                  ----------    ----------
Net increase in cash and cash equivalents          3,245,949     1,454,973
Cash and cash equivalents at beginning of period   3,051,221     1,664,994
                                                  ----------    ----------
Cash and cash equivalents at end of period        $6,297,170    $3,119,967
                                                  ==========    ==========
Supplemental disclosures of cash flow information:
 Cash paid during the period for:  Interest       $1,619,265    $1,778,317
                                                  ==========    ==========

        The accompanying notes are an integral part of these statements

               MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                       Notes to Financial Statements
                            September 30, 1997
                            ------------------

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

RENTAL INCOME. Certain leases provide for either abatement of rent or scheduled rent increases over the life of the leases. Rental income is recorded on a straight-line basis of equal monthly payments over the respective terms of the leases. The receivables related to the recording of rental income on a straight-line basis totaled $219,872 and $317,688 at September 30, 1997 and December 31, 1996, respectively.

Certain leases provide for additional rent computed on the basis of a percentage of gross sales in excess of specified levels. Rental income for the quarters ended September 30, 1997 and 1996 included income with respect to these percentage rents of $63,224 and $82,847, respectively. Rental income for the nine months ended September 30, 1997 and 1996 included percentage rent income of $188,811 and $199,509, respectively.

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

FINANCIAL INSTRUMENTS. The carrying values of the Partnership's cash and cash equivalents, tenant accounts receivable, accounts payable, due to related parties and long-term debt approximate the fair values of these items. Because the cash flow protector loans payable by the Partnership are non-interest bearing and will only be paid after certain returns to assignee limited partners, the fair value of the cash flow protector loans are not readily determinable. See the discussion of the cash flow protector loans in Note B - Related Party Transactions.

LONG-LIVED ASSETS. Effective January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Management reviews the Partnership's assets for impairment on a property by property basis when annual year-end third party appraisals have been received and whenever circumstances occur which indicate that the carrying amount of the assets may be impaired.

The Partnership considers its properties to be long-lived assets to be held and used. The Partnership's policy is to classify its assets as held for sale when the Partnership has formally adopted a plan to dispose of the properties by sale or, if suitable offers are not received, by abandonment.

Certain properties are listed for sale with brokers with the intent that if acceptable offers are received, the Partnership would sell the property or properties. In the meantime, the Partnership will continue to operate the properties. The net proceeds from the sale of certain properties may be below their carrying values.

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

NOTE B - RELATED PARTY TRANSACTIONS:

During the quarter ended September 30, 1997, the Partnership paid First Washington Management, Inc., an affiliate of FW Realty Limited Partnership, one of the general partners, $66,206 and Legg Mason Realty Capital, Inc., an affiliate of Realty Capital IV Limited Partnership, the other general partner, $32,797 for management fees and reimbursement of operating expenses. At September 30, 1997, $38,002 was payable to First Washington Management, Inc. and $28,114 was payable to Legg Mason Realty Capital, Inc. for management fees and reimbursement of operating expenses.

The general partners agreed to lend to the Partnership, without interest, up to 50% of the acquisition fees actually paid to them at the time the loan was made in the event the annual cumulative non-compounded return to assignee limited partners fell below 7% of allocable invested capital for the period from February 1, 1989 through January 31, 1992. In 1990, the general partners fulfilled their obligation under these cash flow protector loan provisions. As of September 30, 1997, cash flow protector loans totaling $789,203 were outstanding ($599,794 to FW Realty Limited Partnership and $189,409 to Realty Capital IV Limited Partnership). The loans are non-interest bearing and are required to be repaid from distributable cash flow or sale or refinancing proceeds after the payment of a preferred return to assignee limited partners equal to a 10% annual cumulative non-compounded return on invested capital. It is not anticipated that these cash flow protector loans will be repaid.

In addition, acquisition fees totaling $73,431 were payable as of September 30, 1997 to FW Realty Limited Partnership in the amount of $55,808 and to Realty Capital IV Limited Partnership in the amount of $17,623.

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

In June 1997, the Partnership made a cash distribution totaling
$2,400,000 or $2 per Assignee Limited Partnership Unit ("Unit") to Unitholders of record as of May 31, 1997. This distribution represented proceeds from the sale of shopping centers.

NOTE D - SALE AND WRITE-DOWN OF ASSETS:

On May 28, 1997, the Partnership sold Cloister Shopping Center to an unrelated third party for a contract price of $2,650,000. For financial reporting purposes, the Partnership recorded a gain, after transaction expenses, of $128,597 in May 1997.

On July 16, 1997, the Partnership sold Jackson Heights Shopping Center to an unrelated third party for a contract price of $4,800,000. For financial reporting purposes, the Partnership recorded a gain, after transaction expenses, of $177,127 in July 1997.

On September 10, 1997, the Partnership sold Berkeley Square Shopping Center to an unrelated third party for a contract price of $2,975,000. For financial reporting purposes, the Partnership recorded a loss, after transaction expenses, of $1,401 in September 1997. In the second quarter of 1997, at the time the Partnership entered into the contract to sell this center, the Partnership recorded an impairment charge of $550,000 to write-down the carrying value of Berkeley Square to its revised fair value.

NOTE E - SUBSEQUENT EVENT

In November 1997, the Partnership will make a cash distribution totaling $2,400,000 or $2 per Assignee Limited Partnership Unit ("Unit") to Unitholders of record as of November 1, 1997. This distribution will represent proceeds from the sale of shopping centers.

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

As of September 30, 1997, tenant rent receivables (prior to the allowance for doubtful accounts of $249,824) totaled $892,052 of which amount $219,872 represented receivables required to be accrued in accordance with applicable accounting principles to reflect scheduled rent increases over the terms of the applicable leases and $672,180 represented the balance. As of December 31, 1996, such rent receivables (prior to the allowance for doubtful accounts of $228,991) totaled $996,214 of which $317,688 represented receivables required to be accrued and $678,526 represented the balance.

CASH FLOW

The Partnership recorded a $3,245,949 net increase in cash and cash equivalents in the nine months ended September 30, 1997, with $1,223,889 in net cash provided by operating activities and $9,789,788 provided by investing activities, offset by $7,767,728 in net cash used in financing activities. The increase in cash and cash equivalents is primarily attributable to net proceeds from the sales of Cloister Shopping Center, Jackson Heights Shopping Center and Berkeley Square Shopping Center which were offset in part by the payment of distributions to limited partners totaling $2,400,000 in June 1997. The sale of Cloister on May 28, 1997, Jackson Heights on July 16, 1997 and Berkeley Square on September 10, 1997 contributed approximately $1,119,000, $2,577,000 and $1,540,000, respectively, to cash and cash equivalents after payment of mortgage debt and transaction expenses related to the sale.

The principal differences between net loss for the nine months ended September 30, 1997 of $582,936 and net cash provided by operating activities of $1,223,889 were the noncash charge of $1,054,245 for depreciation and amortization, a write-down of assets of $550,000 and an increase in accrued interest payable of $242,985. See the discussions of the sales of Cloister, Jackson Heights and Berkeley Square and the write-down of assets related to Berkeley Square in Liquidity and Capital Resources herein. Net cash used in financing activities of $7,767,728 consisted primarily of retirement of debt totaling $5,027,880 related to Cloister, Jackson Heights and Berkeley Square, distributions to limited partners of $2,400,000 and monthly principal payments on long-term debt totaling $437,223. Principal payments on long-term debt included $202,500 with respect to the Tarrytown Mall first trust loan.

LIQUIDITY AND CAPITAL RESOURCES

The cash and cash equivalents position of the Partnership at September 30, 1997 increased $3,245,949 from that at December 31, 1996. The Partnership's cash and cash equivalents position fluctuates from quarter to quarter as follows: (i) decreasing with the funding of lease-up costs and tenant improvements; (ii) decreasing with the funding of renovation and expansion costs of the shopping centers;
(iii) increasing as borrowing and sales proceeds, net rental income and interest income are received; (iv) decreasing as expenses (including debt service requirements) are paid; and (v) decreasing by any payment of Partnership distributions.

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

On July 16, 1997, the Partnership sold Jackson Heights Shopping Center to an unrelated third party for a contract price of $4,800,000. For financial reporting purposes, the Partnership recorded a gain, after transaction expenses, of $177,127 in July 1997. The net proceeds from the sale, after payoff of the related mortgage debt and transaction expenses, were approximately $2,577,000 or $2.15 per Unit. The appraised net equity of Jackson Heights included in the appraised value of the Partnership's portfolio at the end of 1996 was approximately $2,670,000 or $2.22 per Unit of the total estimated 1996 year-end net asset value of $10.19 per Unit.

On September 10, 1997, the Partnership sold Berkeley Square Shopping Center to an unrelated third party for a contract price of $2,975,000. For financial reporting purposes, the Partnership recorded a loss, after transaction expenses, of $1,401 in September 1997. The net proceeds from the sale, after payoff of the related mortgage debt and transaction expenses, were approximately $1,540,000 or $1.28 per Unit. The appraised net equity of Berkeley Square included in the appraised value of the Partnership's portfolio at the end of 1996 was approximately $1,615,000 or $1.35 per Unit of the total estimated 1996 year-end net asset value of $10.19 per Unit.

It has been the policy of the Partnership to apply any increase in cash to increase Partnership working capital reserves, to provide for shopping center improvements if and when necessary, and to repay and refinance debt as required. That policy reflects the General

Partners' belief that maintenance of adequate cash reserves is consistent with the Partnership's objectives. As a result of receipt of the net proceeds from the sale of Cloister and the cash reserves established from the sales of Orchard Square Shopping Center on December 29, 1995 and Holiday Shopping Center on May 3, 1996, the Partnership made a cash distribution totaling $2,400,000 or $2 per Unit to Unitholders of record as of May 31, 1997. This distribution represented proceeds from these sales and reduced the net asset value of the Partnership. As of September 30, 1997, cumulative cash distributions of $9,047,888 and $62,391 had been made to limited partners and general partners, respectively.

Presently, and in light of the consummation of the sales of Jackson Heights and Berkeley Square, the General Partners have determined that the Partnership will make an additional cash distribution totaling $2,400,000 or $2 per Unit to Unitholders of record as of November 1, 1997. This distribution will represent proceeds from these sales and will reduce the net asset value of the Partnership. The General Partners have determined not to distribute all of the net proceeds from sales of shopping centers at this time because of the uncertainty regarding the extensions of the Highlandtown Village mortgage which matures December 21, 1997 and the Quality Center mortgage which matures February 1, 1998. See the discussion of these mortgages below. The Partnership will consider making an additional distribution of sale proceeds to Unitholders in the first quarter of 1998. The amount and timing of the distribution is dependent upon resolution of the mortgage extensions and whether the Partnership consummates the sale of additional shopping centers in the interim.

In the second quarter of 1997, the Partnership entered into an agreement to sell Berkeley Square for a contract price of $2,975,000. At that time, the Partnership recorded an impairment charge of $550,000 to write-down the carrying value of Berkeley Square to its revised fair value.

In July 1997, the Partnership entered into an agreement to sell Highlandtown Village to an unrelated third party. The contract was terminated in October 1997 when the proposed purchaser obtained an environmental site assessment of the property that revealed low levels of environmental contaminants in the soil and groundwater beneath the center. The Partnership forwarded the reports of contamination to the Oil Control Program at the Maryland Department of the Environment. In a letter dated October 31, 1997, the Oil Control Program responded that it does not require remedial action at the site. As a result, the Partnership recently reopened sale discussions with the former contract purchaser.

The General Partners have offered the Partnership's remaining properties for sale as follows: (i) four properties, Lynnwood Place, Woodlawn Village, Edgewood Plaza and Quality Center have been listed for sale and (ii) the disposition of Tarrytown Mall will be resolved following discussions with that center's mortgage lenders. The General Partners have not adopted a formal plan to dispose of any properties if satisfactory offers are not received. In the meantime, the Partnership will continue to operate all of its properties.

The Partnership considers its properties to be long-lived assets to be held and used. The Partnership's policy is to classify its assets as held for sale when the Partnership has formally adopted a plan to dispose of the properties by sale or, if suitable offers are not received, by abandonment.

Two of the Partnership's mortgages are scheduled to mature during the next two quarters, Highlandtown Village and Quality Center. The Highlandtown Village mortgage, which had an outstanding principal balance of $3,102,945 at September 30, 1997, matures on December 21, 1997. The Partnership is currently negotiating with the lender of Highlandtown Village to extend that mortgage at maturity. The Quality Center mortgage, which had an outstanding principal balance of $3,665,260 at September 30, 1997, matures on February 1, 1998. The Partnership intends to seek an extension of the maturity date of this mortgage from the lender.

At September 30, 1997, Tarrytown Mall was subject to $6,857,438 in mortgage indebtedness, of which $1,472,440 is a first trust mortgage and $5,384,998 is a second trust mortgage. In addition, at September 30, 1997, $16,100 in interest was accrued with respect to the first mortgage and $1,194,232 in interest was accrued with respect to the second mortgage. Both the first and second mortgages (principal and interest) are nonrecourse to the Partnership. The first trust mortgage requires principal payments of $22,500 per month until June 30, 1998 when required principal payments are scheduled to increase to $54,000 per month. The Partnership is unable to predict whether cash flow from operations at Tarrytown Mall will be sufficient to meet the July 1998 scheduled increase in the monthly principal payments under the first trust mortgage.

The second trust mortgage requires that after payment of first trust debt service and capital improvements made with respect to Tarrytown Mall, net cash flow from operations from that center be applied to second trust mortgage interest and principal curtailments. To the extent that net cash flow is insufficient to make second trust debt service payments, unpaid interest on the second trust loan is accrued rather than paid. The Partnership accrued approximately $285,600 in unpaid interest in the first nine months of 1997. Accrued and unpaid interest bears interest at 8% per annum and is due at the maturity of the loan or earlier to the extent net cash flow is available.

In September 1997, Tarrytown Mall's first trust mortgage lender released two mortgage escrow deposits totaling $200,000 plus interest on the escrow funds of $14,574 to the Partnership. In connection with the release of the mortgage escrow deposits, the Partnership paid $37,500 toward accrued interest on the second trust in order to obtain the required approval of that mortgage lender for the escrow release. These funds, net of the $37,500 paid to the holder of the second mortgage, were released without restriction. The first trust lender also agreed to release up to $100,000 from a third mortgage escrow deposit totaling approximately $324,000. That $100,000 is to be used for certain parking lot improvements at the property. After the improvements have been completed, the remaining balance of the escrow of approximately $224,000 will be applied to the principal balance of the first trust mortgage.

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

In the nine months ended September 30, 1997, depreciation charges with respect to Tarrytown Mall were approximately $247,441. Escrows and prepaid expenses and other assets in the Partnership's financial statements include approximately $412,686 with respect to Tarrytown Mall which is pledged to secure mortgage debt related to that property.

No value was ascribed to Tarrytown Mall (or the related escrow or other asset accounts) in the estimated net asset value of the Partnership's portfolio at the end of 1996 of $10.19 per Unit.

At Tarrytown Mall, in the second quarter of 1997, the Partnership entered into a lease agreement with a private school for 79,066 square feet in the former Wholesale Depot space. The school, which will initially enroll students in kindergarten through fifth grade, receives funding under a contractual arrangement between the school and the State of North Carolina. Under the lease agreement, the tenant is responsible for all of the tenant fit-up costs, with the exception of certain parking lot improvements. The parking lot work will be funded from the escrow funds held by the lender as described above.
To secure this lease with no cash expenditure obligation for the Partnership, the lease agreement provides for an abatement of minimum rent through May 1998. Pursuant to the lease, the tenant will reimburse the Partnership for its share of common area maintenance expenses beginning in October 1997 when the school commenced operations.

In July 1997, Montgomery Ward, which leases 74,069 square feet at Tarrytown Mall filed for protection under Chapter XI of the U. S. Bankruptcy Code. The Partnership is unable to predict the effect of this action on Montgomery Ward's tenancy (or the center) at this time.

Subsequent to September 30, 1997, the Partnership is obligated to expend approximately $260,000 for tenant fit-up costs in connection with tenant leases which have been signed and other committed capital expenditures relating to its remaining properties. This amount includes an estimated $250,000 for tenant fit-up and tenant leasing commission with respect to a new lease at Quality Center for 13,887 square feet. The committed expenditures do not include tenant improvement expenditures for prospective or future tenants.

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

RESULTS OF OPERATIONS

The results of operations for the quarter and nine months ended September 30, 1997 reflect the operations of nine shopping centers through May 27, 1997, eight shopping centers from May 28, 1997 through July 15, 1997, seven shopping centers from July 16, 1997 through September 9, 1997 and six shopping centers thereafter. The results of operations for the comparable quarter and nine months in 1996 reflect the operations of ten shopping centers through May 2, 1996 and nine shopping centers thereafter. The Partnership sold Orchard Square Shopping Center on December 29, 1995, Holiday Shopping Center on May 3, 1996, Cloister Shopping Center on May 28, 1997, Jackson Heights Shopping Center on July 16, 1997 and Berkeley Square Shopping Center on September 10, 1997. The net income (loss) for each shopping center is as follows:

                                    Net income (loss)      Net income (loss)
                                     for the quarters     for the nine months
                                          ended                   ended
                                  ----------------------  --------------------
     Shopping Centers / Location    9/30/97     9/30/96    9/30/97    9/30/96
     ---------------------------  ----------  ----------  ---------  ---------
     WOODLAWN VILLAGE
       Fredericksburg, VA........ $   7,324    $(18,346)   $ 33,174  $ (39,184)
     LYNNWOOD PLACE
       Jackson, TN...............   (70,687)    (15,611)   (167,297)   (88,376)
     HIGHLANDTOWN VILLAGE
       Baltimore, MD.............    15,221       8,880      44,609     22,542
     JACKSON HEIGHTS PLAZA
       Murfreesboro, TN..........    34,897      30,702     134,533    131,953
     HOLIDAY
       Collinsville, VA..........       -           -           -        9,471
     CLOISTER
       Ephrata, PA...............    18,544       6,360      39,733     20,265
     EDGEWOOD PLAZA
       Harford County, MD........    22,593      23,812      55,955     55,137
     TARRYTOWN MALL
       Rocky Mount, NC...........  (135,887)   (134,996)   (413,715)  (403,879)
     BERKELEY SQUARE
       Goose Creek, SC...........    29,789      20,720      52,333     64,330
     QUALITY CENTER
       Lancaster, PA.............   (21,321)    (34,099)    (99,674)  (126,285)
                                  ---------   ---------   ---------  ---------
     Shopping center totals         (99,527)   (112,578)   (320,349)  (354,026)
     Write-down of assets               -           -      (550,000)      -
     Gain (loss) on sale of
       shopping centers             175,726         -       304,323    (78,687)
     Gain on sale of pad sites          -       229,982         -      229,982
     Other income, net of other
       expenses                      10,685     (27,269)    (16,910)   (99,227)
                                  ---------   ---------   ---------  ---------
     Total                        $  86,884   $  90,135   $(582,936) $(301,958)
                                  =========   =========   =========  =========

</TABLE


THREE MONTHS ENDED SEPTEMBER 30, 1997:

Net income decreased $3,251 to $86,884 for the third quarter of 1997 from $90,135 for the comparable quarter of 1996. The significant factors contributing to the decrease in net income in the third quarter of 1997 were a decline in total income of $334,581 and a lower net gain on sale of shopping centers or pad sites of $175,726 in 1997 in comparison to $229,982 in 1996. These factors were partially offset by declines in operating expenses and an increase in interest income. A substantial portion of the changes in income and operating expenses is attributable to the sales of Cloister on May 28, 1997, Jackson Heights on July 16, 1997 and Berkeley Square on September 10, 1997.

The Partnership's total income decreased $334,581 to $1,281,335 in the quarter ended September 30, 1997 from $1,615,916 in the comparable quarter of 1996. Total income decreased as a result of a decrease in rental income of $290,707 to $1,046,315 for the third quarter of 1997 from $1,337,022 for the third quarter of 1996 and a decrease in tenant reimbursement income of $43,874 to $235,020 for the 1997 quarter from $278,894 for the 1996 quarter. Tenant reimbursement income declined primarily due to the sale of Cloister.

Three of the Partnership's six remaining shopping centers had decreases in rental income, including significant decreases at Tarrytown Mall and Lynnwood Place of $27,092 and $19,058, respectively. The decrease in rental income at Tarrytown Mall was primarily due to the loss of several tenants at that center in the second half of 1996. However, Tarrytown Mall's leased percentage increased 22% to 84% leased at September 30, 1997 from 62% at September 30, 1996. The increase of 22% in 1997 primarily resulted from the addition of one tenant leasing
79,066 square feet whose base rent commences during the second quarter of 1998. The decrease in rental income at Lynnwood Place was primarily due to the loss of five tenants since September 30, 1996 that leased an aggregate of approximately 10,600 square feet. Lynnwood Place was 89% leased at September 30, 1997, which represented a net leasing decline of 11% from September 30, 1996. The sales of Cloister, Jackson Heights and Berkeley Square also contributed to the decline in rental income.
Cloister had rental income of $101,001 in the third quarter of 1996.
Rental income from Jackson Heights and Berkeley Square decreased
$106,494 and $22,148, respectively, due to the sale of these centers during the current quarter.

The following changes in leased percentages also contributed to changes in rental income and tenant reimbursement income. Woodlawn Village, Highlandtown Village and Quality Center experienced net leasing gains from September 30, 1996 to September 30, 1997 of 8%, 2% and 9%, respectively. Woodlawn was 98% leased, Highlandtown Village was 100% leased and Quality Center was 86% leased at September 30, 1997. The increase of 9% at Quality Center primarily resulted from leasing activity which resulted in a net leasing gain of approximately 5,300 square feet since September 30, 1996. The leased percentage for Edgewood Plaza remained unchanged at September 30, 1997 from September
30, 1996 at 100% leased. The Partnership's aggregate portfolio was approximately 89% leased at September 30, 1997, an increase from 84% leased at September 30, 1996. The Partnership's shopping center portfolio at September 30, 1997 represented six centers with approximately 638,000 leasable square feet. The portfolio at September


30, 1996 represented nine shopping centers with approximately 945,000 square feet.

Interest, depreciation and taxes and insurance expenses decreased for the quarter ended September 30, 1997 in comparison to the quarter ended
September 30, 1996 primarily due to the sales of Cloister in May 1997 and Jackson Heights in July 1997. Interest expense decreased $114,137 to $564,318 for the third quarter of 1997 from $678,455 for the third quarter of 1996. Interest expense declined at all of the Partnership's six remaining properties. Depreciation expense decreased $67,125 to $274,669 for the quarter ended September 30, 1997 from $341,794 for the comparable quarter of 1996. Taxes and insurance expense decreased
$45,096 to $144,718 for the 1997 quarter from $189,814 for the 1996 quarter. Repairs and maintenance expense decreased $42,250 to $185,332 for the 1997 quarter from $227,582 for the 1996 quarter.

Management and leasing to related parties decreased $28,270 to $74,700 for the quarter ended September 30, 1997 from $102,970 for the comparable quarter of 1996. The decrease included a decrease at Jackson Heights of $20,770 due to the sale of the center in July 1997.

The aggregate provision for doubtful accounts decreased $9,134 for the 1997 quarter in comparison to the 1996 quarter. The provision for doubtful accounts related to Quality Center decreased $19,121 in 1997 as compared to 1996. This decline was offset in part by a higher provision at Lynnwood Place of $15,100.

Other expenses decreased $57,044 to $135,671 for the quarter ended
September 30, 1997 from $192,715 for the comparable quarter in 1996.
The decrease can primarily be attributed to decreases in utilities expense at Cloister of $25,228 and administrative expense at Jackson
Heights of $15,104 due to the sale of these centers and an adjustment subsequent to quarter end of approximately $25,000 relating to partial collection of an account receivable which the Partnership fully reserved in a prior year.

Interest income increased $36,473 to $69,975 for the 1997 quarter from $33,502 for the 1996 quarter. The increase in interest income was primarily the result of increasing cash balances predominantly due to proceeds from the sales of shopping centers.

NINE MONTHS ENDED SEPTEMBER 30, 1997:

Net loss increased $280,978 to net loss of $582,936 for the nine months ended September 30, 1997 from net loss of $301,958 for the comparable nine months of 1996. The significant factors contributing to the increase in net loss in 1997 were the write-down of assets of $550,000 in the second quarter of 1997 and a decline in total income of $381,609. These factors were partially offset by a higher net gain on sale of shopping centers or pad sites of $304,323 in 1997 in comparison to $151,295 in 1996, an increase in interest income and significant decreases in interest, depreciation, repairs and maintenance and taxes and insurance expenses. A substantial portion of the changes in income and the foregoing expenses can be attributed to the sales of Holiday on May 3, 1996, Cloister on May 28, 1997, Jackson Heights on July 16, 1997 and Berkeley Square on September 10, 1997.


The Partnership's total income decreased $381,609 to $4,428,738 in the nine months ended September 30, 1997 from $4,810,347 in the comparable nine months of 1996. The decrease in total income consisted of a decrease in rental income of $330,100 to $3,661,785 for the nine months ended September 30, 1997 from $3,991,885 for the same period in 1996 and a decrease in tenant reimbursement income of $51,509 to $766,953 for 1997 from $818,462 for 1996. Tenant reimbursement income declined primarily due to the sale of Cloister which had a decrease in tenant reimbursement income of $46,195.

Two of the Partnership's six remaining shopping centers, Lynnwood Place and Tarrytown Mall, had decreases in rental income. The decrease in rental income at Tarrytown Mall of $45,370 was primarily due to the loss of several tenants at that center in the second half of 1996.
However, Tarrytown Mall's leased percentage increased 22% to 84% leased at September 30, 1997 from 62% at September 30, 1996. The increase of
22% in 1997 primarily resulted from the addition of one tenant leasing
79,066 square feet whose base rent commences during the second quarter of 1998. The decrease in rental income at Lynnwood Place of $24,732 was primarily due to the loss of five tenants which leased an aggregate of approximately 10,600 square feet since September 30, 1996. Lynnwood
Place was 89% leased at September 30, 1997, which represented a net leasing decline of 11% from September 30, 1996. The sales of Holiday, Cloister, Jackson Heights and Berkeley Square also contributed to the decline in rental income. Rental income at Holiday, Cloister, Jackson
Heights and Berkeley Square decreased $67,550, $109,306, $83,749 and
$33,907, respectively, in 1997 in comparison to 1996. The declines in rental income were offset in part by increases at four of the Partnership's six shopping centers.

The following changes in leased percentages also contributed to changes in rental income and tenant reimbursement income. Woodlawn Village, Highlandtown Village and Quality Center experienced net leasing gains from September 30, 1996 to September 30, 1997 of 8%, 2% and 9%, respectively. Woodlawn was 98% leased, Highlandtown Village was 100% leased and Quality Center was 86% leased at September 30, 1997. The increase of 9% at Quality Center primarily resulted from leasing activity which resulted in a net leasing gain of approximately 5,300 square feet since September 30, 1996. The leased percentage for Edgewood Plaza remained unchanged at September 30, 1997 from September
30, 1996 at 100% leased. The Partnership's aggregate portfolio was approximately 89% leased at September 30, 1997, an increase from 84% leased at September 30, 1996. The Partnership's shopping center portfolio at September 30, 1997 represented six centers with approximately 638,000 leasable square feet. The portfolio at September
30, 1996 represented nine shopping centers with approximately 945,000 square feet.

Interest, depreciation and taxes and insurance expenses decreased for the nine months ended September 30, 1997 in comparison to the nine months ended September 30, 1996 primarily due to the sale of Holiday in May 1996, Cloister in May 1997 and Jackson Heights in July 1997.
Interest expense decreased $227,802 to $1,862,250 in 1997 from $2,090,052 in 1996. The net decrease in interest expense is primarily attributable to the sales of Cloister and Jackson Heights and to declines in interest expense at Tarrytown Mall of $38,616 and Woodlawn
Village of $42,990.  The decrease at Tarrytown Mall primarily resulted from the payment of $25,000 in January 1996 and $16,000 in April 1996 for certain deferred interest obligations to the holder of the second trust of Tarrytown Mall. These deferred interest payment obligations were paid in full by April 1996. Woodlawn's interest expense decreased due to the decline in the interest rate effective with the loan extension. Depreciation expense decreased $95,650 to $947,689 for the nine months in 1997 from $1,043,339 for the nine months in 1996. Taxes and insurance expense decreased $44,092 to $522,548 for the nine months ended September 30, 1997 from $566,640 for the comparable nine months of 1996. Repairs and maintenance expense decreased $71,719 to $606,599 for the 1997 period from $678,318 for the 1996 period.

In the second quarter of 1997, the Partnership recorded an impairment charge of $550,000. There was no comparable transaction in the nine months ended September 30, 1996. The charge of $550,000 represented the amount required to write-down the carrying value of Berkeley Square to its revised fair value.

Interest income increased $61,239 to $137,074 for the nine months in 1997 from $75,835 for the comparable nine months in 1996. The increase in interest income was primarily the result of increasing cash balances predominantly due to proceeds from the sales of shopping centers.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     27.1 Financial Data Schedule for the nine months ended
          September 30, 1997.

(b)  REPORTS ON FORM 8-K

 The Partnership filed a report on Form 8-K in July 1997 to report the sale of Jackson Heights Shopping Center on July 16, 1997 and in
 September 1997 to report the sale of Berkeley Square Shopping Center on September 10, 1997.


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

Date: November 14, 1997   By:  /s/ Richard J. Himelfarb
     ------------------        -----------------------------------
                               Richard J. Himelfarb, President





                          By:  FW Realty Limited Partnership,
                               General Partner

                          By:  FW Corporation, General Partner

Date: November 14, 1997   By:  /s/ William J. Wolfe
     ------------------        ---------------------------------
                               William J. Wolfe, President

EXHIBIT INDEX

Exhibit
Number

27.1 Financial Data Schedule for the nine months ended September 30, 1997.







