Form 10-K
period 1997-12-31
MID ATLANTIC CENTERS LIMITED PARTNERSHIP
filed 1998-03-31
CIK 808375

          SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.  20549

                        FORM 10-K

(Mark One)
  X   Annual Report Pursuant to Section 13 or 15(d) of the
----  Securities Exchange Act of 1934
      For the fiscal year ended:  December 31, 1997

                              or
      Transition Report Pursuant to Section 13 or 15(d) of the
----  Securities Exchange Act of 1934
      For the transition period from        to

               Commission file no.: 0-16285

           MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
   ----------------------------------------------------------
   (Exact name of registrant as specified in its Partnership
                          Agreement)

        MARYLAND                        52-1490861
(State of Organization)    (IRS Employer Identification Number)

 100 Light Street, Baltimore, Maryland           21202
(Address of principal executive offices)      (Zip code)

Registrant's phone number, including area code:   (410) 539-0000

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

Portions of the Registrant's Prospectus dated March 25, 1987 (included in Registration Statement No. 33-11086) are incorporated by reference into Parts II and III

PART I

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

As of December 31, 1997, the Partnership owned a real estate portfolio of five shopping center properties in five states. The Partnership sold Orchard Square Shopping Center on December 29, 1995, Holiday Shopping Center on May 3, 1996, Cloister Shopping Center on May 28, 1997, Jackson Heights Shopping Center on July 16, 1997, Berkeley Square Shopping Center on September 10, 1997 and Highlandtown Village Shopping Center on December 19, 1997. Subsequent to year-end, the Partnership sold Lynnwood Place Shopping Center on January 29, 1998 and Edgewood Plaza Shopping Center on March 2, 1998. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this report for a discussion of the sales of these properties. The three remaining shopping centers aggregate approximately 438,000 leasable square feet. All of the shopping centers owned by the Partnership were purchased from unaffiliated sellers. See Item 2, "Properties," of this report for a description of the Partnership's properties. Such descriptions are incorporated herein by reference.

Effective December 31, 1997, the General Partners adopted a formal plan for liquidation of the Partnership. This plan contemplates the sale or other disposition of the Partnership's remaining shopping centers, liquidation of all assets remaining after the sale of the shopping centers, and distribution of the net proceeds to the assignee limited partners in 1998. The General Partners formally approved of this plan of liquidation on March 30, 1998. Two of the Partnership's three remaining centers are subject to contracts of sale and the third center has an estimated net realizable value of zero. See Item 2, "Properties," and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for a discussion of the Partnership's year-end net asset value and the Partnership's intention to liquidate. There can be no assurance that the Partnership will consummate the sale or dissolution of its remaining properties pursuant to existing contracts or that the Partnership will liquidate in 1998 as intended, although the General Partners intend to make every effort to do so.

The Partnership's investments in its remaining shopping center properties are subject to such risks as (i) adverse changes in general economic conditions and local conditions such as competitive over-building or decreases in employment or population, (ii) the uncertainty of lease renewals and possible inability to attract tenants to available space, (iii) tenant nonperformance of lease obligations, (iv) uncertainty of cash flow from operations, (v) adverse changes in the investment climate for real estate, including adverse changes in the availability of mortgage loans, (vi) adverse changes in zoning, tax or other local or federal governmental rules or regulations and (vii) other factors over which the Partnership may have little or no control and which cannot be predicted.

The Partnership's shopping center properties compete for tenants and consumer traffic with neighborhood and community shopping centers, individual retail establishments and shopping malls. The Partnership's properties face substantial competition for tenants among shopping center developers, owners and operators as well as other retail establishments. Tenants consider many factors when evaluating potential retail space, including location, competition, rental rates, tenant fit-up allowances, lease terms, access, pedestrian and vehicular traffic, parking, quality of construction, tenant mix within the center and management of the centers. The Partnership faces the risk that tenants may vacate space prior to lease expirations or that the Partnership may not be successful in obtaining renewals of expiring leases or new tenants for available space. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this report for a discussion of the operations of the shopping centers.

The Partnership does not have any employees. The General Partners or their affiliates provide, or contract with third parties to provide, services required for Partnership operation and administration. A description of the services provided to the Partnership by the General Partners or their affiliates is incorporated by reference from Item 13, "Certain Relationships and Related Transactions," of this report.

ITEM 2.  PROPERTIES

The Partnership sold Orchard Square Shopping Center on December 29, 1995, Holiday Shopping Center on May 3, 1996, Cloister Shopping Center on May 28, 1997, Jackson Heights Shopping Center on July 16, 1997, Berkeley Square Shopping Center on September 10, 1997 and Highlandtown Village Shopping Center on December 19, 1997. Subsequent to year-end, the Partnership sold Lynnwood Place Shopping Center on January 29, 1998 and Edgewood Plaza Shopping Center on March 2, 1998. The General Partners intend to sell or dispose of Quality Center Shopping Center, Woodlawn Village Shopping Center and Tarrytown Mall Shopping Center (the "Remaining Properties") in 1998. In this regard, in March 1998, the Partnership has entered into agreements to sell Quality Center and Woodlawn Village. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," herein regarding the Partnership's activities in this regard.

In order to provide certain information required by retirement account investors, the General Partners valued the assets of the Partnership, including the five shopping centers owned by the Partnership, as of December 31, 1997. Given the fact that two properties, Edgewood Plaza and Lynnwood Place, were sold by the Partnership subsequent to year-end, the net realizable values of these properties included in the Partnership's 1997 year-end net asset value reflect the actual sale transactions and estimated operating revenues and expenses expected to be recorded in 1998 related to those properties. In light of the Partnership's decision to liquidate, the Partnership's 1997 net asset value reflects the net realizable values for the Remaining Properties after giving effect to valuation of Quality Center, Woodlawn Village and Tarrytown Mall in the manner described below and the following principles: (i) estimated closing costs upon sale or disposal of the properties; (ii) estimated operating revenues and expenses expected to be recorded from January 1, 1998 until the anticipated sale of each property; and (iii) anticipated liabilities associated with each property. In addition, a contingent liability was recorded for estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimated legal fees, accounting fees, tax return preparation and partnership administration. Actual costs could vary significantly from these estimated costs due to uncertainty related to the length of time required to complete the liquidation and dissolution of the Partnership and unanticipated events which may arise in disposing of the Partnership's remaining assets.

The estimated net realizable value of Quality Center is based on the anticipated sale transaction pursuant to the contract of sale dated March 27, 1998. Adjustments were made for estimated operating revenues and expenses expected to be recorded in 1998 and payment of the outstanding balance of the mortgage debt and accrued interest related to this property. Although the contract purchaser's deposit of $150,000 is subject to risk of forfeiture, subject to limited conditions, there can be no assurance that the Quality Center transaction will close.

The Partnership relied on appraisals which were prepared as of December 1, 1997 by an independent MAI appraiser for the values of the Partnership's two remaining shopping centers, Woodlawn Village and Tarrytown Mall. The appraised value of Tarrytown Mall as of December 1, 1997 is less than the outstanding mortgage debt on the property. As a result, the Partnership's net equity in assets related to Tarrytown Mall is zero. The carrying value of this property has been adjusted to the outstanding balance of the mortgage debt and accrued interest as of December 31, 1997.

The Partnership based the estimated net realizable value of Woodlawn Village on the appraiser's valuation as of December 1, 1997 as material contingencies associated with the March 19, 1998 contract of sale for this property remain. The Woodlawn Village appraised value has been adjusted for estimated closing costs, estimated operating revenues and expenses expected to be recorded in 1998 and payment of the outstanding balance of the mortgage debt and accrued interest related to this property.

The aggregate value of the Partnership's assets as of December 31, 1997, less the Partnership's liabilities at estimated payable amounts and accruals for contingent liabilities, resulted in a valuation of the Partnership's net assets of approximately $7,566,000. Based on 1,200,000 Assignee Limited Partnership Units (the "Units") outstanding, this equates to approximately $6.31 per Unit. Subsequent to December 31, 1997, the Partnership made a cash distribution of $3,600,000 or $3 per Unit payable to limited partners of record as of February 1, 1998. This distribution represented proceeds from the sale of shopping centers and directly reduces the net asset value of $6.31 as of December 31, 1997 to $3.31 per Unit currently.

The aggregate appraised value of the Partnership's shopping centers as of December 1, 1996, less the Partnership's mortgages and other adjustments resulted in a valuation of the Partnership's net assets at approximately $12,223,000 or $10.19 per Unit. Consistent with the 1997 year-end net asset value, the Partnership's net equity in assets related to Tarrytown Mall was treated as zero at the end of 1996. The net asset value of the Partnership as of December 1, 1996 was not adjusted for selling expenses. Subsequent to that date, $7 per Unit in sales proceeds have been distributed to Unitholders, $4 per Unit having been distributed in 1997 and, as described in the preceding paragraph, $3 in February 1998.

The independent appraisals of Woodlawn Village and Tarrytown Mall estimate the current market value "as is" of the leased fee estate of the property. The December 1, 1997 appraised values of the shopping centers described in the Limited Summary Report filed as an exhibit to this report are based upon the income capitalization approach to valuation. The Limited Summary Report is the result of a limited appraisal process and is subject to the limiting conditions and assumptions stated therein.

An appraisal is only an estimate of current value and should not be relied upon as a reflection of realizable value. The value of real estate is typically driven by rent, occupancy, expense and yield expectations, measured in the form of capitalization rates. Capitalization rates depend on anticipated growth or decline in income and the degree of risk perceived. The income capitalization approach is a procedure which converts anticipated income to be derived from the shopping center into a value estimate. In estimating the appraised value of the shopping centers under the income approach, projections of a stabilized level of net operating income (earnings before depreciation, interest and income taxes) were developed by the appraiser. The projected net operating income was then capitalized into an estimate of fair value utilizing overall rates of return selected by the appraiser. The appraiser also utilized a discounted cash flow analysis whereby the anticipated cash flows were discounted at a yield rate selected by the appraiser to determine estimated present value. The overall rates of return and yield rates used in such calculations are determined by the appraiser based on rates derived from selected current sales of comparable properties as well as investor surveys, and are therefore deemed by the appraiser to be reflective of current investor expectations. The appraised value of the Partnership's shopping centers should not be relied upon as an indication of realizable value at the present time or at any time in the future. The appraisals reflect value to the owner, and therefore do not make allowance for expenses that would be incurred in selling the properties. Furthermore, the methods and assumptions used by the appraiser in preparing the appraisal report are those that the appraiser, in its professional judgment, concluded were appropriate. There is no assurance that such assumptions will materialize or that other or different methods or assumptions that would result in lower values might be appropriate.

Prior to the adoption of liquidation accounting, depreciation of the shopping centers was computed using the straight-line method based on the estimated useful lives of the respective assets. The General
Partners believe the shopping centers are adequately insured.

The Partnership's shopping center portfolio, representing five centers with approximately 582,000 leasable square feet, was approximately 87% leased as of December 31, 1997. Two properties, Lynnwood Place, a 96,666 leasable square foot shopping center, and Edgewood Plaza, a 47,112 leasable square foot shopping center, were sold subsequent to December 31, 1997. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this report for information regarding the sale of eight Partnership shopping centers. The Partnership's Remaining Properties are described below.

WOODLAWN VILLAGE SHOPPING CENTER
In December 1986, the Partnership purchased Woodlawn Village Shopping Center ("Woodlawn Village"), a 54,144 leasable square-foot shopping center anchored by a Food Lion grocery store and a CVS drugstore. Woodlawn Village is located in Fredericksburg, Virginia. Woodlawn Village was approximately 98% leased as of December 31, 1997, an increase from approximately 93% leased as of December 31, 1996.

TARRYTOWN MALL SHOPPING CENTER
In September 1988, the Partnership purchased Tarrytown Mall Shopping Center ("Tarrytown Mall"), a 322,081 leasable square-foot enclosed mall anchored by Montgomery Ward and Goody's Family Clothing. Tarrytown Mall is located in Rocky Mount, North Carolina. As of December 31, 1997, Tarrytown Mall was approximately 84% leased, an increase from approximately 61% as of December 31, 1996. The increase of 23% in 1997 can primarily be attributed to the addition of one tenant, a private school, leasing 79,066 square feet. A discussion of this lease is incorporated by reference from Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," herein.

QUALITY CENTER SHOPPING CENTER
In January 1989, the Partnership purchased Quality Center Shopping Center ("Quality Center"), a 62,234 leasable square-foot shopping center. The largest tenant at Quality Center is Factory Card Outlet of America, Ltd. Quality Center is located in Lancaster, Pennsylvania. Quality Center was approximately 79% leased as of December 31, 1997, an increase from approximately 73% as of December 31, 1996.

The following tables include information related to the Remaining
Properties.

TABLE I.  AVERAGE ANNUAL NET RENTS AND RANGE OF NET RENTAL RATES
          PER SQUARE FOOT

                         AVERAGE ANNUAL            RANGE OF
                          NET RENT (1)        NET RENTAL RATES(2)
       CENTER          (PER SQUARE FOOT)       (PER SQUARE FOOT)
       ------          -----------------      -------------------
   Woodlawn Village           $ 5.99            $5.17 to $10.50
   Tarrytown Mall             $ 4.08            $1.96 to $23.01
   Quality Center             $12.25            $9.45 to $19.14

   (1) Average annual net rent is calculated based on the shopping center's aggregate annual net rent (prior to assessments for pass-throughs) for leases in place as of December 31, 1997 divided by the total leased square feet for the shopping center as of that date.
   (2) For purposes of this table net rental rates do not include net rental rates for kiosks.


 TABLE II. SCHEDULE OF LEASES EXPIRING IN 1998 BY SHOPPING CENTER

                                NUMBER OF    SQUARE FEET                 ANNUAL RENT
                TOTAL SQUARE  TENANTS WITH    OF LEASES     1997 TOTAL    OF LEASES
                  FOOTAGE        LEASES     EXPIRING AS A     RENT OF   EXPIRING AS A
    CENTER       OF CENTER     EXPIRING(1)   % OF TOTAL(1)    CENTER(2) % OF TOTAL(1)
    ------       -----------  ------------  --------------  ----------- -------------
 Woodlawn           54,144         3              9.2%        $315,626         12.4%
 Tarrytown Mall    322,081        21             17.6%        $829,168         38.2%
 Quality Center     62,234         1              1.1%        $509,338          2.2%

  (1) This table has been adjusted for lease renewals which were executed in the first quarter of 1998.
  (2) Total rent for purposes of this table does not include tenant reimbursement income or rental income accrued for rent adjustments related to rent abatements and scheduled rent increases.

 TABLE III.  SCHEDULE OF TENANTS LEASING 10% OR MORE OF THE SPACE
             IN EACH SHOPPING CENTER AS OF DECEMBER 31, 1997

                                      % OF TOTAL    ANNUAL
                                       LEASABLE    RENT PER      LEASE       LEASE
                              SQUARE  SPACE AS OF   SQUARE    EXPIRATION    RENEWAL
                               FEET     12/31/97     FOOT        DATE       OPTIONS
                              ------  -----------  --------   ----------    -------
WOODLAWN VILLAGE
Food Lion-grocery store       32,744      60%       $5.17     June 2006  4 5-year (1)
CVS-pharmacy/drugstore         9,100      17%        6.75     June 2001  4 5-year (2)

TARRYTOWN MALL
Charter School-private school 79,066      25%        3.25     June 2012  4 5-year (1)
Montgomery Ward-department
  store                       74,069      23%        1.96  October 2003  3 5-year (2)

QUALITY CENTER
Factory Card Outlet of
  America, Ltd - card outlet  13,887      22%       11.00 February 2008  2 5-year (1)


(1) Renewal options with rent at escalating rates per square foot.
(2) Renewal options with rent at identical rate per square foot as original lease.

TABLE IV.  SCHEDULE OF ESTIMATED REAL ESTATE TAXES PAYABLE IN 1998

               Woodlawn Village             $ 31,300
               Tarrytown Mall                 74,000
               Quality Center                 90,000
                                            --------
                                            $195,300
                                            ========
ITEM 3. LEGAL PROCEEDINGS

The Partnership is not party to any material pending legal proceedings. The Partnership is party to ordinary routine litigation incidental to the Partnership's business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of investors (the "Limited
Partners") holding Units during 1997.

PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S UNITS OF ASSIGNEE LIMITED
        PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

The Partnership completed its public offering of Units on November 11, 1987. The Partnership accepted subscriptions for 1,200,000 Units, representing capital contributions from Limited Partners of approximately $29,997,000. The capital contributions from Limited Partners were fully invested by the Partnership.

There is no trading market for the Units and there is no present expectation that one will develop. Consequently, Limited Partners may not be able to liquidate their investment. Further, the transfer of Units is subject to certain limitations. See Page 66 of the Partnership's Prospectus dated March 25, 1987 incorporated by reference herein, for a discussion of the restrictions on transfer of the Units. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," herein regarding the General Partners' intention to sell the Partnership's remaining assets.

As of December 31, 1997, there were approximately 2,700 holders of 1,200,000 Units of the Partnership.

In 1997, the Partnership made cash distributions to limited partners aggregating $4,800,000 or $4 per Unit which represented proceeds from the sales of shopping centers. Prior to these distributions, no cash
distributions had been made to Limited Partners since 1990.   A
discussion of cash flow is incorporated by reference from Item 7, "Management's Discussion and Analysis of Financial Condition and
Results of Operations," herein.   See Pages 59 through 62 of the
Partnership's Prospectus dated March 25, 1987 incorporated by reference herein, for a discussion of the manner in which distributions of cash flow, sale, or refinancing proceeds and allocations of the net income or net loss from operations and gain or loss from a sale or refinancing are to be made by the Partnership.

Subsequent to December 31, 1997, the Partnership made a cash distribution of $3,600,000 or $3 per Unit payable to limited partners of record as of February 1, 1998.

ITEM 6.  SELECTED FINANCIAL DATA

The General Partners approved a plan of liquidation effective December 31, 1997. As a result, the liquidation basis of accounting has been adopted effective December 31, 1997. Prior to that date, the Partnership recorded results of operations using the accrual basis of accounting. The following table sets forth selected financial information relating to the Partnership's financial position and operating results. For comparative purposes, the financial information for 1997 presented in the following table reflects the Partnership's operating results and financial position immediately prior to the adoption of liquidation accounting. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the "Financial Statements and Supplementary Data" which are included in Items 7 and 8, respectively, herein.

                                          For the Years Ended December 31,
                              ----------------------------------------------------------
                                 1997        1996        1995        1994        1993
                              ----------  ----------  ----------  ----------  ----------
Operating Results: (1)
  Total income                $5,471,208  $6,476,674  $7,426,069  $7,907,735  $7,013,668
  Loss from rental operations (1,347,928) (3,500,781) (3,313,097) (1,727,918)   (724,098)
  Gain (loss) from sales         647,002     (78,687) (2,271,249)       -           -
  Extraordinary gain related
    to forgiveness of debt          -           -      1,602,902        -           -
  Net loss                      (479,417) (3,225,468) (3,778,465) (1,717,157)   (691,862)
 Financial Position, End of
  Year: (1)
   Investment in real estate
     held for lease, net (2)  19,428,332  34,384,021  39,787,906  50,532,803  53,530,821
   Total assets (2)           25,995,109  39,667,115  43,564,545  53,218,234  55,764,988
   Long-term debt, including
     current maturities       19,429,050  28,104,113  29,130,611  35,285,891  34,528,736
 Per Assignee Limited
     Partnership Unit:
   Net loss (1)                    (0.52)      (2.71)      (3.57)      (1.42)      (0.57)
   Cash distributions (3)           4.00         -            -           -           -


(1) - The 1997, 1996, 1995 and 1994 operating results and the financial position as of
      December 31, 1997, 1996, 1995 and 1994 reflect the effect of write-downs of assets totaling $550,000 in 1997 related to Berkeley Square, $2,895,000 in 1996 and
      $2,606,156 in 1995 related to Tarrytown Mall and $1,587,746 in 1994 related to
      Tarrytown Mall and Holiday. Subsequent to December 31, 1997, the Partnership sold
      Lynnwood Place Shopping Center on January 29, 1998 and Edgewood Plaza Shopping
      Center on March 2, 1998.  See Item 7, "Management's Discussion and Analysis of
      Financial Condition and Results of Operations," herein for a discussion of the write-downs and sales of assets.
(2) - The 1997 investment in real estate held for lease, net and total assets reflect the
      Partnership's financial position immediately prior to the adoption of liquidation accounting.
(3) - Subsequent to December 31, 1997, the Partnerhip made a cash distribution totaling
      $3,600,000 or $3 per Unit to Unitholders of record as of February 1, 1998.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

GENERAL

The matters discussed in this Form 10-K include forward-looking statements as contemplated by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive risks, uncertainties and contingencies, many of which are beyond the Partnership's control and many of which, with respect to future business decisions, are subject to change. These risks, uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by the Partnership.

The General Partners approved a plan of liquidation effective December 31, 1997. The plan provides that the Partnership sell or otherwise dispose of the Partnership's remaining shopping centers, liquidate all assets remaining after sale of the shopping centers and distribute net proceeds to the assignee limited partners in 1998. The Partnership adopted the liquidation basis of accounting effective December 31, 1997. Prior to that date, the Partnership recorded results of operations using the accrual basis of accounting.

Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts. The valuation of assets and liabilities necessarily requires many estimates and assumptions, and there are substantial uncertainties in carrying out the dissolution of the Partnership. The actual values upon dissolution and costs associated therewith could be higher or lower than the amounts recorded. In connection with the planned liquidation, the Partnership has recorded a reserve for additional expenses to reflect the Partnership's best estimate of the costs associated with the liquidation.

The Partnership's rental income from its shopping center properties consists of base rents from tenants occupying space in each shopping center. In addition, certain leases provide for additional rent computed based on a percentage of gross sales in excess of specified levels. In some cases, leases provide for rent abatements and scheduled rent increases over the life of the lease. Prior to the adoption of liquidation basis of accounting, to the extent a lease provided for rent abatements or adjustments, the Partnership, in accordance with generally accepted accounting principles, recognized rental income on the basis of equal monthly payments over the term of such lease. The balance of the receivables related to the recording of rental income on a straight-line basis were written off upon adoption of liquidation accounting. Market conditions have dictated offering a wide variety of concessions to prospective tenants, which most frequently include a combination of free rent and reduced rental rate.

As of December 31, 1997, tenant rent receivables prior to the allowance for doubtful accounts totaled $592,133 of which $121,909 represented receivables required to be accrued in accordance with applicable accounting principles to reflect scheduled rent increases over the terms of the applicable leases
and $470,224 represented the balance.   As discussed above, the receivables
required to be accrued of $121,909 were written off upon adoption of liquidation accounting. As of December 31, 1996, comparative tenant rent receivables totaled $996,214 of which $317,688 represented receivables required to be accrued and $678,526 represented the balance. The decline in tenant rent receivables from December 31, 1996 to December 31, 1997 can primarily be attributed to the sale of shopping centers.

The Partnership wrote off tenant rent receivables and charged the allowance for doubtful accounts in 1995, 1996 and 1997 in the amounts of $198,993, $171,281 and $207,850, respectively. During the year ended December 31, 1996, the Partnership decreased its year-end allowance for doubtful accounts by $97,682 to $228,991. During the year ended December 31, 1997, the Partnership decreased its year-end allowance for doubtful accounts by $126,160 to $102,831. The allowance for doubtful accounts represents an allowance for tenant rent receivables that may become uncollectible in the future. The Partnership makes adjustments quarterly to the allowance for doubtful accounts based on its analysis of tenant rent receivables.

Tenant reimbursement income includes payments made by tenants under leases representing payment of a tenant's agreed share of real estate taxes, insurance, utility charges and common area maintenance expenses. In most cases, tenant reimbursement payments are payable monthly, although in some cases such payments are to be made annually.

Other expenses include the balance of utility expenses, leasing expenses (other than commissions) and miscellaneous expenses such as legal and accounting fees and administrative expenses.

The Partnership's shopping centers are held subject to mortgages with principal balances as of December 31, 1995, 1996 and 1997 as described in the following chart:

MORTGAGE LOANS SECURED BY SHOPPING CENTERS

                                               FACE
  SHOPPING CENTER     INTEREST    MATURITY   AMOUNT OF    BALANCE     BALANCE     BALANCE
     MORTGAGES          RATE        DATE     MORTGAGES   12/31/95    12/31/96    12/31/97
--------------------  --------    --------  ----------  ----------  ----------  ----------
Woodlawn Village         8.5%      12/1/06  $1,950,000  $1,832,675  $1,810,780  $1,774,747
Lynnwood Place (3)       9.5%      2/10/00   6,600,000   6,320,814   6,220,016   5,846,495
Tarrytown Mall -       10% at
  first trust       12/31/97(1)     1/1/99   2,640,940   1,923,940   1,674,940   1,404,940
Tarrytown Mall -
  second trust           8.0%       1/1/99   6,500,000   5,384,997   5,384,997   5,384,997
Edgewood Plaza (3)       8.625%     9/1/00   1,400,000   1,397,333   1,380,501   1,362,160
Quality Center          10.625%   8/1/98(2)  4,150,000   3,835,833   3,692,436   3,655,711
Highlandtown Village      -          -       3,275,000   3,177,097   3,136,332        -
Jackson Heights           -          -       2,450,000   2,051,068   1,974,849        -
Cloister                  -          -       1,750,000   1,494,717   1,444,197        -
Berkeley Square           -          -       1,975,000   1,454,215   1,385,065        -
Holiday                   -          -         900,000     257,922        -           -
                                           ----------- ----------- ----------- -----------
Totals                                     $33,590,940 $29,130,611 $28,104,113 $19,429,050
                                           =========== =========== =========== ===========
 (1) - Interest rate at the prime rate plus 1.50%, with a floor of 7.5%.
 (2) - The Quality Center loan was scheduled to mature on February 1, 1998.  The lender has agreed to extend the term of the loan for six months.
 (3) - Subsequent to December 31, 1997, the Partnership sold Lynnwood Place and Edgewood
       Plaza.  See Item 7, "Management's Discussion and Analysis of Financial Condition
       and Results of Operations," herein for a discussion of the sale of these centers.


The mortgage loans are generally without recourse to the assets of the Partnership other than the particular property (and related receivables, leases, personal property and certain escrows) securing such mortgage loans. The mortgages are not cross-collaterized.

The Quality Center mortgage, which had an outstanding principal balance of $3,655,711 at December 31, 1997, was scheduled to mature on February 1, 1998. The lender has agreed to extend the term of this loan for six months to August 1, 1998 on the same terms and conditions as currently exist. The Partnership anticipates that the Partnership will close the sale of this property prior to the maturity date of August 1, 1998. If the Partnership is unable to sell this property, extend this loan or refinance on acceptable terms, the Partnership may be required to seek additional borrowing or default on its obligation.

At December 31, 1997, Tarrytown Mall was subject to $6,789,937 in mortgage indebtedness, of which $1,404,940 is represented by a first trust mortgage and $5,384,997 is represented by a second trust mortgage. In addition, at December 31, 1997, approximately $12,000 of interest was accrued with respect to the first mortgage and approximately $1,302,000 of interest was accrued with respect to the second mortgage. Both the first and second mortgages (principal and interest) are nonrecourse to the Partnership.

Tarrytown Mall's first trust mortgage required principal payments of $22,500 per month until June 30, 1997, when required principal payments were scheduled to increase to $49,000 per month. The first trust lender agreed to maintain the required payment schedule of principal payments to $22,500 per month effective July 1, 1997 until June 30, 1998 when required principal payments are scheduled to increase to $54,000 per month. All other loan terms remain unchanged. The Partnership is unable to predict whether cash flow from operations at Tarrytown Mall will be sufficient to meet the July 1998 scheduled increase in the monthly principal payments under the first trust mortgage.

The second trust mortgage requires that after payment of first trust debt service and capital improvements made with respect to Tarrytown Mall, net cash flow from operations from that center be applied to second trust mortgage interest and principal curtailments. To the extent that net cash flow is insufficient to make second trust debt service payments, unpaid interest on the second trust loan is accrued rather than paid. The Partnership accrued approximately $393,000 in unpaid interest in 1997. Accrued and unpaid interest bears interest at 8% per annum and is due at the maturity of the loan or earlier to the extent net cash flow is available.

CASH FLOW

The Partnership recorded a $2,194,086 net increase in cash and cash equivalents in 1997, with $1,661,496 in net cash provided by operating activities and $13,928,578 provided by investing activities, partially offset by $13,395,988 used in financing activities. The increase in cash and cash equivalents is primarily attributable to receipt of net proceeds aggregating approximately $6,632,000 from the sale of four shopping centers in 1997. This increase in cash and cash equivalents was offset in part by the payment of distributions to limited partners totaling $4,800,000 in 1997. The sale of Cloister Shopping Center on May 28, 1997, Jackson Heights Shopping Center on July 16, 1997, Berkeley Square Shopping Center on September 10, 1997 and Highlandtown Village Shopping Center on December 19, 1997 contributed approximately $1,119,000, $2,577,000, $1,540,000 and $1,396,000, respectively, to cash and cash equivalents after payment of mortgage debt and transaction expenses related to the sales.

The principal differences between the net loss of $479,417 and net cash provided by operating activities of $1,661,496 were the non-cash charge of $1,328,459 for depreciation and amortization, a write-down of assets of $550,000, decreases in tenant accounts receivable of $277,921 and prepaid expenses and other assets of $349,061 and an increase in
accrued interest payable of $318,544.   See the discussions of the
sales of Cloister, Jackson Heights, Berkeley Square and Highlandtown Village and the write-down of assets related to Berkeley Square incorporated by reference from Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," herein.

In connection with investing activities, in addition to $364,264 expended for improvements of real estate, the Partnership expended

$69,335 from a capital improvement escrow related to Tarrytown Mall during 1997. Net cash used in financing activities of $13,395,988 primarily resulted from retirement of debt related to the shopping centers sold totaling $7,819,123, distributions to limited partners totaling $4,800,000, monthly principal payments on long-term debt totaling $555,940, and the payment of $300,000 to reduce the principal balance of the Lynnwood Place mortgage in connection with a loan extension. Principal payments on long-term debt included $270,000 with respect to the Tarrytown Mall first trust loan.

LIQUIDITY AND CAPITAL RESOURCES

The cash and cash equivalents position of the Partnership at December 31, 1997 increased approximately $2,194,000 from December 31, 1996, with approximately $6,632,000 of that increase resulting from aggregate net proceeds from the sale of shopping centers, offset in part by distributions to limited partners of $4,800,000. The Partnership's cash and cash equivalents position fluctuates from quarter to quarter as follows: (i) decreasing with the funding of lease-up costs and tenant improvements; (ii) decreasing with the funding of renovation and expansion costs of the shopping centers; (iii) increasing as borrowing proceeds, sale proceeds, net rental income and interest income are received; (iv) decreasing as expenses (including debt service requirements) are paid; and (v) decreasing by any payment of Partnership distributions.

As of December 31, 1997, cumulative cash distributions of $11,447,888 and $62,391 had been made to Limited Partners and General Partners, respectively. During 1997, the Partnership made cash distributions aggregating $4,800,000 or $4 per Unit to Limited Partners which represented proceeds from the sales of shopping centers and directly reduced the net asset value of the Partnership. Prior to 1997, cumulative cash distributions of $6,647,888 and $62,391 had been made to Limited Partners and General Partners, respectively.

Subsequent to December 31, 1997, the Partnership made a cash distribution of $3,600,000 or $3 per Unit payable to Limited Partners of record as of February 1, 1998. This distribution represented proceeds from the sale of shopping centers and directly reduced the net asset value of the Partnership.

Under the Cash Flow Protector, the General Partners agreed to loan to the Partnership, without interest, up to a maximum amount equal to 50% of the acquisition fees actually paid to them at the time the loan was made in the event the annual cumulative non-compounded return to Limited Partners fell below 7% of the allocable invested capital for the period from February 1, 1989 through January 31, 1992. In 1990, the General Partners fulfilled their obligation under the Cash Flow
Protector provisions.   Cash Flow Protector loans totalling $789,203
were payable to FW Realty Limited Partnership in the amount of $599,794 and to Realty Capital IV Limited Partnership in the amount of $189,409 from 1990 to the date of adoption of liquidation accounting. Effective December 31, 1997, the cash flow protector loans were reduced to zero to reflect the loans at their estimated payable amounts. The loans were non-interest bearing and were to be repaid from distributable cash flow or sale or refinancing proceeds after payment of a preferred return equal to a 10% annual cumulative non-compounded return on invested capital to Limited Partners.

In addition, upon adoption of liquidation accounting, acquisition fees totaling $73,431, which were payable to FW Realty Limited Partnership in the amount of $55,808 and to Realty Capital IV Limited Partnership in the amount of $17,623, were written off to reflect the determination of the General Partners not to make such payments.

It has been the policy of the Partnership to apply any increase in cash to increase Partnership working capital reserves, to provide for shopping center improvements if and when necessary, and to repay and refinance debt as required. That policy reflects the General Partners' belief that maintenance of adequate cash reserves is consistent with the Partnership's objectives. As a result of receipt of net proceeds from the sale of shopping centers, the Partnership made two cash distributions each in the amount of $2,400,000 or $2 per Unit to Unitholders of record as of May 31, 1997 and November 1, 1997, respectivley. Subsequent to December 31, 1997, the Partnership made a cash distribution of $3,600,000 or $3 per Unit payable to Unitholders of record as of February 1, 1998. These distributions represented sale proceeds and reduced the net asset value of the Partnership. It is the intention of the General Partners to make one additional distribution to Limited Partners subsequent to the liquidation of all partnership assets and satisfaction of all partnership liabilities. The net amount ultimately available for distribution depends on several factors, particularly amounts realized on the sale of the remaining assets, carrying costs of the assets prior to sale, collection of receivables, settlement of claims and commitments and the amount of revenues and expenses of the Partnership until completely liquidated. The Partnership's Statements of Cash Flows is incorporated by reference from Item 8, "Financial Statements and Supplementary Data," herein.

During 1997, the Partnership sold Cloister Shopping Center, Jackson Heights Shopping Center, Berkeley Square Shopping Center and Highlandtown Village Shopping Center. During 1996, the Partnership sold Holiday Shopping Center and two pad sites and two parcels of excess land at various shopping centers. During 1995, the Partnership sold Orchard Square Shopping Center and a pad site at Berkeley Square.

On May 28, 1997, the Partnership sold Cloister Shopping Center to an unrelated third party for a contract price of $2,650,000. For financial reporting purposes, the Partnership recorded a gain, after transaction expenses, of $128,597 in May 1997. The net proceeds from the sale, after payoff of the related mortgage debt and transaction expenses and adjustments for mortgage escrow balances, were approximately $1,119,000 or $0.93 per Unit. The appraised net equity of Cloister included in the appraised value of the Partnership's portfolio at the end of 1996 was approximately $1,106,000 or $0.92 per Unit.

On July 16, 1997, the Partnership sold Jackson Heights Shopping Center to an unrelated third party for a contract price of $4,800,000. For financial reporting purposes, the Partnership recorded a gain, after transaction expenses, of $177,127 in July 1997. The net proceeds from the sale, after payoff of the related mortgage debt and transaction expenses, were approximately $2,577,000 or $2.15 per Unit. The appraised net equity of Jackson Heights included in the appraised value of the Partnership's portfolio at the end of 1996 was approximately $2,670,000 or $2.22 per Unit.

On September 10, 1997, the Partnership sold Berkeley Square Shopping Center to an unrelated third party for a contract price of $2,975,000. For financial reporting purposes, the Partnership recorded a gain, after transaction expenses, of $4,797 in September 1997. The net proceeds from the sale, after payoff of the related mortgage debt and transaction expenses and adjustments for mortgage escrow balances, were approximately $1,540,000 or $1.28 per Unit. The appraised net equity of Berkeley Square included in the appraised value of the Partnership's portfolio at the end of 1996 was approximately $1,615,000 or $1.35 per Unit. In the second quarter of 1997, at the time the Partnership entered into the contract to sell Berkeley Square, the Partnership recorded an impairment charge of $550,000 to write-down the carrying value of that property to its revised fair value.

On December 19, 1997, the Partnership sold Highlandtown Village Shopping Center to an unrelated third party for a contract price of $4,675,000. For financial reporting purposes, the Partnership recorded a gain, after transaction expenses, of $336,481 in December 1997. The net proceeds from the sale, after payoff of the related mortgage debt and transaction expenses and adjustments for mortgage escrow balances, were approximately $1,464,000 or $1.22 per Unit. The appraised net equity of Highlandtown Village included in the appraised value of the Partnership's portfolio at the end of 1996 was approximately $1,414,000 or $1.18 per Unit.

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

During 1996, the Partnership sold a pad site at Edgewood Plaza and at Tarrytown Mall and a parcel of excess land at Edgewood Plaza and at Jackson Heights. The net proceeds from these sales totaled approximately $597,000, of which approximately $324,000 were placed in escrow with the first trust lender of Tarrytown Mall and approximately $35,000 were applied to reduce the mortgage on Jackson Heights. The remaining net proceeds were added to Partnership cash reserves. For financial reporting purposes, a net gain aggregating approximately $241,000 was recorded in 1996 in connection with these sales. For federal income tax purposes, a net gain aggregating approximately $198,000 was recorded.

On December 29, 1995, the Partnership sold Orchard Square Shopping Center to an unrelated third party for a contract price of $5,250,000. For financial reporting purposes, the Partnership recorded a loss, after transaction expenses, of $2,271,249 in December 1995. For federal income tax purposes, the Partnership recorded a loss, after transaction expenses, of approximately $2,404,000 in 1995. At the time of sale, the holder of the Orchard Square mortgage accepted $3,900,000 in satisfaction of its mortgage, the principal balance and accrued interest of which were approximately $5,748,000 and $30,000, respectively. The mortgage on Orchard Square was due and payable on demand. The Partnership recorded the forgiveness of debt, net of transaction expenses, as an extraordinary gain of approximately $1,603,000 in December 1995. The lender agreed to forgive a portion of the debt on Orchard Square in conjunction with a lease modification agreement between the Partnership and A & P, an anchor tenant at that center. The net effect of the Orchard Square transactions was a loss of approximately $668,000 for financial reporting purposes.

In September 1997, Tarrytown Mall's first trust mortgage lender released two mortgage escrow deposits totaling $200,000 plus interest on the escrow funds of $14,574 to the Partnership. In connection with the release of the mortgage escrow deposits, the Partnership paid $37,500 toward accrued interest on the second trust in order to obtain the required approval of that mortgage lender for the escrow release. These funds, net of the $37,500 paid to the holder of the second mortgage, were released without restriction. The first trust lender also agreed to release up to $100,000 from a third mortgage escrow deposit totaling approximately $324,000. That $100,000, of which approximately $69,000 was expended in 1997, is to be used for certain parking lot improvements at the property. After the improvements have been completed, the remaining balance of the escrow will be applied to the principal balance of the first trust mortgage.

In the fourth quarter of 1996, the Partnership recorded an impairment charge of $2,895,000 to write-down the carrying value of Tarrytown Mall to its fair value of $4,500,000 as of December 1, 1996. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the assets, which include the land, buildings, improvements and intangibles related to Tarrytown Mall, were determined to be impaired because downward revisions in estimates indicated future net cash flows would be insufficient to fully recover the carrying value of this property. The revisions in estimates were received in the fourth quarter of 1996, were not known before the fourth quarter, and resulted in a lower valuation for Tarrytown Mall in comparison to the prior year's valuation. Fair value was determined by an independent appraisal based on an income capitalization approach.

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

In 1997, depreciation charges with respect to Tarrytown Mall were approximately $330,000 and accruals of unpaid interest arising under the mortgage were approximately $393,000. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - General," for a discussion of the Partnership's payment obligations related to the Tarrytown Mall first and second trust mortgages.

Upon adoption of liquidation accounting, the Partnership adjusted the carrying value of Tarrytown Mall to the sum of the outstanding balance of the mortgage debt on the property and accrued interest as of December 31, 1997. In addition, escrow balances and other assets related to Tarrytown Mall totaling approximately $327,000 were written off to reflect the assets at their estimated realizable values. Interest payable in the Partnership's financial statements includes approximately $1,314,036 with respect to Tarrytown Mall, which is payable out of cash flow from operations and sale or refinancing proceeds from that property and is not reflective of the fact that the principal and interest related to the Tarrytown Mall mortgages are nonrecourse to the Partnership.

The Partnership has initiated discussions with Tarrytown Mall's second trust mortgage lender regarding disposition of that center. Payment obligations with respect to Tarrytown Mall indebtedness are currently limited to funds generated by current operations at that property.

At Tarrytown Mall, in the second quarter of 1997, the Partnership entered into a lease agreement with a private school for 79,066 square feet in the former Wholesale Depot space. The school, which currently enrolls students in kindergarten through fifth grade, receives funding under its contractual arrangement with the State of North Carolina. Under the lease agreement, the tenant is responsible for all of the tenant fit-up costs, with the exception of certain parking lot improvements. The parking lot work is being funded from escrow funds held by the first trust mortgage lender. To secure this lease with no cash expenditure obligation for the Partnership, the lease agreement provides for an abatement of minimum rent through May 1998. Pursuant to the lease, the tenant began reimbursing the Partnership for its share of common area maintenance expenses in October 1997 when the school commenced operations.

In July 1997, Montgomery Ward, which leases 74,069 square feet at Tarrytown Mall filed for protection under Chapter XI of the U. S. Bankruptcy Code. The Partnership is unable to predict the effect of this action on Montgomery Ward's tenancy (or the center) at this time.

In 1995, 1996 and 1997, approximately $505,000, $108,000 and $364,000, respectively, was expended for tenant fit-up and other shopping center improvements. In addition, the Partnership expended approximately $163,000 and $279,000 in 1995 and 1996, respectively, from a capital improvement escrow related to Edgewood Plaza and approximately $69,000 in 1997 from a capital improvement escrow related to Tarrytown Mall. The Partnership is currently obligated to expend approximately $146,000 in 1998, of which approximately $102,000 is accrued in accounts payable as of December 31, 1997, for tenant fit-up costs in connection with tenant leases and other committed capital expenditures. This amount, which primarily includes tenant fit-up and tenant leasing commission with respect to a new lease at Quality Center for 13,887 square feet, is expected to be funded from Partnership cash reserves. The committed expenditures do not include tenant improvement expenditures for prospective or future tenants.

The General Partners currently intend to sell or otherwise dispose of the Partnership's remaining assets and distribute the net proceeds to Unitholders during 1998.

On January 29, 1998, the Partnership sold Lynnwood Place Shopping Center to an unrelated third party for a contract price of $6,365,000. The net proceeds from the sale, after payoff of the related mortgage debt and transaction expenses and adjustments for mortgage escrow balances, were approximately $249,000 or $0.21 per Unit. At December 31, 1997, the carrying value of this property has been adjusted to reflect the actual sale transaction and estimated operating revenues and expenses expected to be recorded in 1998 for the period prior to the sale. The appraised net equity of Lynnwood Place included in the appraised value of the Partnership's portfolio at the end of 1996 was approximately $530,000 or $0.44 per Unit.

On March 2, 1998, the Partnership sold Edgewood Plaza Shopping Center to an unrelated third party for a contract price of $2,220,000. The net proceeds from the sale, after payoff of the related mortgage debt and transaction expenses and adjustments for mortgage escrow balances, were approximately $912,000 or $0.76 per Unit. At December 31, 1997, the carrying value of this property has been adjusted to reflect the actual sale transaction and estimated operating revenues and expenses expected to be recorded in 1998 for the period prior to the sale. The appraised net equity of Edgewood Plaza included in the appraised value of the Partnership's portfolio at the end of 1996 was approximately $770,000 or $0.64 per Unit.

On March 27, 1998, the Partnership entered into an agreement to sell Quality Center Shopping Center to an unrelated third party for a contract price of $4,480,000. The transaction is scheduled to close on May 15, 1998. Although the contract purchaser's deposit of $150,000 is subject to risk of forfeiture, subject only to limited conditions, there can be no assurance that the transaction will close. At December 31, 1997, the carrying value of this property has been adjusted to reflect this proposed sale transaction and estimated operating revenues and expenses expected to be recorded in 1998 prior to closing. The appraised net equity of Quality Center included in the appraised value of the Partnership's portfolio at the end of 1996 was approximately $258,000 or $0.21 per Unit.

On March 19, 1998, the Partnership entered into an agreement to sell Woodlawn Village Shopping Center to an unrelated third party for a contract price of $2,375,000. The contract which is scheduled to close on April 30, 1998, is subject to material contingencies and there can be no assurance a sale transaction will occur. In light of these material contingencies, the carrying value of this property has been adjusted at December 31, 1997 to its net estimated realizable value based on an independent appraisal value of $2,300,000 as of December 1, 1997. The net estimated realizable value includes adjustments for estimated closing costs and estimated operating revenues and expenses expected to be recorded in 1998 prior to closing the sale of this property. The appraised net equity of Woodlawn Village included in the appraised value of the Partnership's portfolio at the end of 1996 was approximately $564,000 or $0.47 per Unit.

The disposition of Tarrytown Mall is expected to be resolved following discussions with that center's mortgage lenders. The appraised value of this property as of December 1, 1997 is below the level of the outstanding mortgage debt on the property. As discussed above, the carrying value of this property has been adjusted at December 31, 1997 to the outstanding balance of the mortgage debt on the property and accrued interest as of December 31, 1997. The Partnership's net equity in Tarrytown Mall was effectively treated as zero. At the end of 1996, the appraised net equity in this center included in the appraised value of the Partnership's portfolio was also zero.

A description of the net asset value calculation is incorporated by reference from Item 2, "Properties," herein.

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

INFLATION, RECESSION AND OTHER FACTORS

In view of the intention of the Partnership to liquidate during 1998, inflation and other general economic factors are not expected to have a material effect on the Partnership in that period.

RESULTS OF OPERATIONS

The net income (loss) for each shopping center (prior to the adoption of liquidation accounting) for the three years ended December 31, 1997, 1996, and 1995 was as follows:

                                        NET INCOME (LOSS)
                              -------------------------------------
   SHOPPING CENTER                1997         1996         1995
                              -----------  -----------  -----------
  Woodlawn Village            $    19,931  $   (49,889) $   (51,281)
  Lynnwood Place                 (262,393)    (130,643)    (201,574)
  Highlandtown Village             67,072       38,214       34,102
  Jackson Heights                  98,983      164,376      113,131
  Holiday                            -           8,838       27,249
  Orchard Square                     -            -          48,467
  Cloister                         35,741       61,129       68,375
  Edgewood Plaza                   84,078       81,333      105,306
  Tarrytown Mall                 (528,782)  (3,406,679)  (2,940,495)
  Berkeley Square                (500,995)      62,237      (62,125)
  Quality Center                 (144,962)     (90,017)    (282,291)
                              -----------  -----------  -----------
    Subtotal                   (1,131,327)  (3,261,101)  (3,141,136)
  Other net income (expenses)       4,908     (126,970)    (140,859)
  Gain (loss) on sale of
    shopping centers              647,002      (78,687)  (2,271,249)
  Gain on sale of pad sites          -         241,290      171,877
  Gain - forgiveness of debt         -            -       1,602,902
                              -----------  -----------  -----------
                              $  (479,417) $(3,225,468) $(3,778,465)
                              ===========  ===========  ===========

Results of Operations for the Three Years Ended December 31, 1997

General

During 1997, the Partnership owned and operated nine shopping centers until May 28, 1997 when Cloister was sold; eight shopping centers from May 28, 1997 until July 16, 1997 when Jackson Heights was sold; seven shopping centers from July 16, 1997 until September 10, 1997 when Berkeley Square was sold; six shopping centers from September 10, 1997 until December 19, 1997 when Highlandtown Village was sold; and five shopping centers thereafter. During 1996, the Partnership owned and operated ten shopping centers until May 3, 1996 when Holiday was sold. During 1995, the Partnership owned and operated eleven shopping centers until December 29, 1995 when Orchard Square was sold. A comparison of the results of operations is not meaningful with respect to the properties that have been sold.
1997 Compared to 1996

For the year ended December 31, 1997, the Partnership reported a decrease in net loss of $2,746,051 from a net loss of $3,225,468 in 1996 to a net loss of $479,417. The significant factors contributing to the decreased net loss in 1997 were a write-down of assets in 1997 of $550,000 in comparison to a write-down in 1996 of $2,895,000; a net gain on the sale of shopping centers of $647,002 in 1997 in comparison to a net loss of $78,687 in 1996; an increase in interest income; and declines in interest, depreciation, taxes and insurance, management and leasing, and repairs and maintenance expenses. These factors were partially offset by declines in rental income and tenant reimbursement income; and a gain on sale of pad sites of $241,290 in 1996 with no comparable transaction in 1997. A substantial portion of these variances in income and expense can be attributed to the sales of Holiday, Cloister, Jackson Heights and Berkeley Square.

The Partnership's total income decreased $1,005,466 from $6,476,674 in 1996 to $5,471,208 in 1997. The change in total income consisted of a decrease in rental income of $882,390 from $5,404,431 in 1996 to $4,522,041 in 1997 and a decrease in tenant reimbursement income of $123,076 from $1,072,243 in 1996 to $949,167 in 1997.

Rental income declined primarily due to the sales of Holiday, Cloister, Jackson Heights and Berkeley Square and declines in rental income at Quality Center of $83,019 and Lynnwood Place of $43,403. Holiday generated rental income of $68,221 in 1996. Rental income with respect to Cloister, Jackson Heights and Berkeley Square decreased $218,322, $256,482 and $154,944, respectively in 1997 as compared to 1996 as a result of the sales of these centers. Six of the shopping centers had decreases in tenant reimbursement income including a decrease at Cloister of $77,525 as a result of sale of that center. The decline in rental income at Quality Center was primarily the result of changes in occupancy throughout 1996 and 1997. However, Quality Center was 79% leased at December 31, 1997, an increase from 73% leased at December 31, 1996, which primarily resulted from the execution of a lease for 13,887 square feet. The decline in rental income at Lynnwood Place was primarily due to changes in occupancy. Lynnwood Place was 91% leased at December 31, 1997, a decrease from 95% leased at December 31, 1996.

The following changes in leased percentages also contributed to changes in rental income and tenant reimbursement income during the year. Woodlawn Village was 98% leased at December 31, 1997, an increase from 93% leased at December 31, 1996. Tarrytown Mall was 84% leased at December 31, 1997, an increase from 61% leased at December 31, 1996. The increase of 23% at Tarrytown Mall in 1997 primarily resulted from the addition of one tenant leasing 79,066 square feet whose base rent is scheduled to commence during the second quarter of 1998. Edgewood Plaza was 100% leased at December 31, 1997 and 1996. Highlandtown Village which was sold December 19, 1997 was 100% leased at December 31, 1996.

Total operating expenses decreased $3,158,319 from $9,977,455 in 1996 to $6,819,136 in 1997. The decrease in total operating expenses can primarily be attributed to a write-down of assets of $550,000 in 1997 in comparison to a write-down of $2,895,000 in 1996; the sales of Holiday, Cloister, Jackson Heights and Berkeley Square; and a decline in total operating expenses at Quality Center of $50,069. Total operating expenses at Cloister and Jackson Heights declined $270,349 and 244,949, respectively, from 1996 to 1997. Total operating expenses at Holiday were $59,983 in 1996. Total operating expenses at Berkeley Square, excluding the write-down of assets of $550,000 in 1997, declined $142,181. These decreases in total operating expenses were partially offset by an increase in total operating expenses at Lynnwood Place of $86,410.

In 1997, the Partnership recorded an impairment charge of $550,000 in comparison to the charge of $2,895,000 in 1996. In the second quarter of 1997, the charge of $550,000 represented the amount required to write-down the carrying value of Berkeley Square to its revised fair value. In the fourth quarter of 1996, the charge of $2,895,000 represented the amount required to write-down the carrying value of Tarrytown Mall to its fair value.

Interest expense decreased $377,503 from $2,759,025 in 1996 to $2,381,522 in 1997 primarily due to the sales of Cloister, Jackson Heights and Berkeley Square and declines in interest expense at Woodlawn Village of $52,955 and Tarrytown Mall of $48,257. Interest expense at Cloister, Jackson Heights and Berkeley Square declined $88,169, $103,322 and $46,409, respectively. Woodlawn's interest expense decreased due to the decline in the interest rate effective January 1, 1997 with a loan extension. The decrease at Tarrytown Mall primarily resulted from payments totaling $41,000 in 1996 for certain deferred interest obligations to the holder of the second trust of
Tarrytown Mall.   These deferred interest payment obligations were paid
in full in April 1996.

Depreciation expense decreased $189,823 from $1,383,271 in 1996 to $1,193,448 in 1997 primarily due to the sales of Cloister, Jackson Heights and Berkeley Square. Depreciation expense at these centers declined $55,309, $69,781 and $39,212, respectively, from 1996 to 1997.

Repairs and maintenance expense decreased $145,259 from $920,829 in 1996 to $775,570 in 1997. Real estate tax expense decreased $94,889 from $612,334 in 1996 to $517,445 in 1997. Management and leasing to related parties decreased $57,906 from $386,327 in 1996 to $328,421 in 1997.

Interest income increased $108,799 from $112,710 in 1996 to $221,509 in 1997. The increase in interest income was primarily the result of increasing cash balances predominantly due to proceeds from the sales of shopping centers.

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

Total operating expenses decreased $761,711 from $10,739,166 in 1995 to $9,977,455 in 1996. The decrease in total operating expenses can primarily be attributed to the sale of Orchard Square and Holiday. Total operating expenses at Orchard Square were $902,394 in 1995. Total operating expenses at Holiday declined $101,552 from 1995 to 1996.

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

Repairs and maintenance expense increased $40,557 from $880,272 in 1995 to $920,829 in 1996. Repairs and maintenance expense at Orchard Square was $69,395 in 1995.

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

Shopping Center by Shopping Center Analysis of Material Changes in the Results of Operations for the Three Years Ended December 31, 1997

The following discussion reflects changes in the specific elements of income or expense with respect to the Partnership's five shopping centers owned as of December 31, 1997. A comparison of the results of operations is not meaningful with respect to the properties that have been sold. For purposes of the following analysis, rental income consists of rents paid by tenants occupying space in each shopping center and rental income accrued for adjustments for rent abatements and scheduled rent increases.

Woodlawn Village: This center reported net income of $19,931 in 1997, net loss of $49,889 in 1996 and net loss of $51,281 in 1995. Significant changes contributing to the improved net income in 1997 was a decline in interest expense of $52,955 due to a lower interest rate effective January 1, 1997 with a loan extension and an increase in rental income of $32,517. Changes in individual elements of income and expenses during 1996 were not significant to the Partnership considered as a whole.

Rental income increased approximately 11% to $317,516 in 1997 from $284,999 in 1996. Rental income was $283,557 in 1995. Rental income increased in 1997 primarily due to the increase in Food Lion's rent effective in January 1997. As of December 31, 1997, 1996 and 1995, Woodlawn Village was approximately 98%, 93% and 93% leased, respectively.

Lynnwood Place: Net loss increased to $262,393 in 1997 from $130,643 in 1996. Net loss was $201,574 in 1995. The increase in net loss in 1997 can primarily be attributed to a decline in rental income of $43,403 and increases in amortization expense and the provision for doubtful accounts of $34,919 and $34,810, respectively. The decrease in net loss in 1996 was primarily the result of increases in rental and tenant reimbursement income totaling $52,978 and a decline in interest expense of $22,080. Rental and tenant reimbursement income increased in 1996 due to changes in occupancy and due to nonrecurring adjustments made in 1995. Interest expense decreased in 1996 as a result of a decrease in the interest rate in July 1995.

Rental income decreased approximately 5% to $763,852 in 1997 from $807,255 in 1996. Rental income was $789,924 in 1995. The decrease in rental income in 1997 was primarily due to changes in occupancy. As of December 31, 1997, Lynnwood Place was approximately 91% leased, a decrease from 95% as of December 31, 1996. Lynnwood was 98% leased as of December 31, 1995. The increase in rental income in 1996 was primarily attributable to changes in occupancy. Lynnwood Place was 100% leased throughout most of 1996.

Edgewood: Net income increased to $84,078 in 1997 from $81,333 in 1996. Net income was $105,306 in 1995. Changes in individual elements of income and expense during 1997 were not significant to the Partnership considered as a whole. The decrease in net income in 1996 was primarily the result of an increase in interest expense of $86,017 in 1996 which was partially offset by an increase in total income of

$37,003. The Partnership obtained a loan of $1,400,000 in September 1995 secured by this shopping center which was previously unencumbered.

Rental income increased approximately 4% to $332,580 in 1997 from $318,378 in 1996. Rental income was $291,664 in 1995. As of December 31, 1997, 1996, and 1995, Edgewood was 100% leased. The changes in rental income in 1997 and 1996 are primarily attributable to changes in rental rates. The increases in rental income in 1997 and 1996 are predominantly due to increased rental rates commencing July 1, 1996 when the capital improvement plan at Edgewood Plaza was substantially complete as well as other tenant rollovers.

Tarrytown Mall: Net loss decreased to $528,782 in 1997 from $3,406,679 in 1996. Net loss was $2,940,495 in 1995. The decrease in net loss in 1997 resulted from the write-down of assets of $2,895,000 in 1996 in comparison to no write-down in 1997. The increase in net loss in 1996 can primarily be attributed to an increase in the write-down of assets and a decline in rental and tenant reimbursement income. In 1996, the Partnership recorded a write-down of assets of $2,895,000 in comparison to $2,606,156 in 1995. Rental and tenant reimbursement income decreased $274,604 to $1,041,757 in 1996 from $1,316,361 in 1995. The decline was primarily the result of the loss of income recorded with respect to the Wholesale Depot lease obligations. Wholesale Depot terminated its lease at Tarrytown Mall on October 7, 1994 in connection with its bankruptcy. Total income for 1995 included approximately $249,400 of rental income and $63,200 of tenant reimbursement income with respect to the Wholesale Depot lease.

Rental income decreased approximately 5% to $829,168 in 1997 from $877,052 in 1996. Rental income was $1,100,772 in 1995. As of
December 31, 1997, Tarrytown was approximately 84% leased, an increase from approximately 61% leased as of December 31, 1996. Tarrytown was 64% leased as of December 31, 1995. The decline in rental income in 1997 was primarily attributable to changes in occupancy.

Quality Center: Net loss increased to $144,962 in 1997 from $90,017 in 1996. Net loss was $282,291 in 1995. The increase in net loss in 1997 can primarily be attributed to a decline in rental and tenant reimbursement income of $104,793, which was partially offset by a decline in total expenses of $50,069. The decrease in net loss in 1996 can be attributed to an increase in rental and tenant reimbursement income.

Rental income decreased approximately 14% to $503,938 in 1997 from $586,957 in 1996. Rental income was $455,963 in 1995. As of December 31, 1997, Quality Center was approximately 79% leased, an increase from approximately 73% leased as of December 31, 1996. Quality Center was 70% leased at December 31, 1995. The changes in rental income in 1997 and 1996 were primarily attributable to changes in occupancy.

ITEM 8.  FINANCIAL STATMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Financial Statement Schedules

                                                                Page

 Report of Independent Public Accountants........................30

 Financial Statements:
   Statement of Net Assets in Liquidation........................31
   Balance Sheet.................................................32
   Statements of Operations......................................33
   Statement of Adjustments to Net Assets in Liquidation.........34
   Statements of Partners' Equity................................35
   Statements of Cash Flows......................................36
   Notes to Financial Statements.................................37

 Financial Statement Schedules:
   Schedule II   - Valuation and Qualifying Account..............47
   Schedule III  - Real Estate and Accumulated Depreciation
                   and Notes to Schedule.........................47
   Schedule IV   - Mortgage Loans on Real Estate and Notes to
                   Schedule......................................50


All other schedules are omitted since they are not required, are not applicable, or the financial information required is included in the financial statements or the notes thereto.

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
Mid-Atlantic Centers Limited Partnership:

We have audited the accompanying balance sheet of MID-ATLANTIC CENTERS LIMITED PARTNERSHIP (a Maryland limited partnership in liquidation) as of December 31, 1996, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1997. In addition, we have audited the statement of net assets in liquidation as of December 31, 1997 and the related statement of adjustments to net assets in liquidation as of December 31, 1997.
These financial statements and the schedules referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

As described in Note A to the financial statements, the general partners of Mid-Atlantic Centers Limited Partnership approved a plan of liquidation effective December 31, 1997 and the Partnership commenced liquidation shortly thereafter. As a result, the Partnership has changed its basis of accounting as of and for periods subsequent to December 31, 1997, from the accrual basis of accounting to the liquidation basis. Accordingly, the carrying value of the remaining assets as of December 31, 1997, are presented at estimated realizable values and all liabilities are presented at estimated settlement amounts.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mid-Atlantic Centers Limited Partnership as of December 31, 1996, the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, its net assets in liquidation as of December 31, 1997 and the adjustments to its net assets in liquidation as of December 31, 1997, in conformity with generally accepted accounting principles applied on the bases described in the preceding paragraph.

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

                                       /s/ ARTHUR ANDERSEN LLP

Baltimore, Maryland
March 30, 1998

              MID-ATLANTIC CENTERS LIMITED PARTNERSHIP

              STATEMENT OF NET ASSETS IN LIQUIDATION
                       December 31, 1997


ASSETS (Liquidation Basis):
  Investment in real estate                             $22,796,248
  Cash and cash equivalents                               5,245,307
  Tenant accounts receivable                                367,393
  Escrows                                                   178,757
  Other assets                                              160,059
                                                        -----------
           Total assets                                  28,747,764
                                                        -----------
LIABILITIES (Liquidation Basis):
  Long-term debt                                         19,429,050
  Interest payable                                        1,417,295
  Accounts payable and accrued expenses                     161,607
  Security deposits                                         103,175
  Due to related parties                                     70,436
                                                        -----------
           Total liabilities                             21,181,563
                                                        -----------
Net assets in liquidation                               $ 7,566,201
                                                        ===========

  The accompanying notes are an integral part of this statement.

                MID-ATLANTIC CENTERS LIMITED PARTNERSHIP

                              BALANCE SHEETS
                            December 31, 1996

                             ASSETS
  Investment in real estate held for lease, at cost:
    Land                                                   $ 8,724,880
    Buildings and improvements                              42,599,014
                                                           -----------
                                                            51,323,894
    Less - accumulated depreciation                        (16,939,873)
                                                           -----------
                                                            34,384,021
  Cash and cash equivalents                                  3,051,221
  Tenant accounts receivable, net of allowance for
     doubtful accounts of $228,991                             767,223
  Escrows                                                      882,333
  Prepaid expenses and other assets                            360,030
  Intangible assets, net of accumulated amortization
     of $1,035,330                                             222,287
                                                           -----------
           Total assets                                    $39,667,115
                                                           ===========

                   LIABILITIES AND PARTNERS' EQUITY

  Long-term debt, including current maturities             $28,104,113
  Interest payable                                           1,098,751
  Cash flow protector loans                                    789,203
  Accounts payable and accrued expenses                        124,800
  Prepaid rents and security deposits                          193,139
  Due to related parties                                       126,780
                                                           -----------
            Total liabilities                               30,436,786
                                                           -----------
  General partners and assignor limited partner                529,870
  Assignee limited partners (1,200,000 units
     authorized, issued and outstanding)                     8,700,459
                                                           -----------
           Total partners' equity                            9,230,329
                                                           -----------
           Total liabilities and partners' equity          $39,667,115
                                                           ===========

      The accompanying notes are an integral part of this statement.

                   MID-ATLANTIC CENTERS LIMITED PARTNERSHIP

                           STATEMENTS OF OPERATIONS
            for the years ended December 31, 1997, 1996, and 1995

                                             1997         1996         1995
                                         -----------  -----------  -----------
Income:
  Rental income                           $4,522,041   $5,404,431   $6,288,608
  Tenant reimbursement income                949,167    1,072,243    1,137,461
                                         -----------  -----------  -----------
        Total income                       5,471,208    6,476,674    7,426,069
                                         -----------  -----------  -----------
Operating expenses:
  Interest expense                         2,381,522    2,759,025    3,188,433
  Depreciation                             1,193,448    1,383,271    1,598,697
  Repairs and maintenance                    775,570      920,829      880,272
  Write-down of assets                       550,000    2,895,000    2,606,156
  Real estate taxes                          517,445      612,334      681,870
  Management and leasing to related parties  328,421      386,327      428,756
  Amortization                               135,011      111,445       92,110
  Insurance                                  119,125      143,694      156,783
  Provision for doubtful accounts             81,690       73,599      172,159
  Other expenses                             736,904      691,931      933,930
                                         -----------  -----------  -----------
     Total operating expenses              6,819,136    9,977,455   10,739,166
                                         -----------  -----------  -----------
Loss from rental operations               (1,347,928)  (3,500,781)  (3,313,097)
Other income (loss):
  Gain (loss) on sale of shopping centers    647,002      (78,687)  (2,271,249)
  Interest income                            221,509      112,710       31,102
  Gain on sale of pad sites                     -         241,290      171,877
                                         -----------  -----------  -----------
Net loss before extraordinary item          (479,417)  (3,225,468)  (5,381,367)
Extraordinary gain related to
  forgiveness of debt                           -            -       1,602,902
                                         -----------  -----------  -----------
Net loss                                 $  (479,417) $(3,225,468) $(3,778,465)
                                         ===========  ===========  ===========
Net income allocated to general partners $   150,486  $    28,271  $   510,675
                                         ===========  ===========  ===========
Net loss allocated to assignee
  limited partners                       $  (629,903) $(3,253,739) $(4,289,140)
                                         ===========  ===========  ===========
Net loss allocated to assignee limited
  partners per unit: (1,200,000 units
  issued and outstanding)
  Net loss before extraordinary item         $ (0.52)     $ (2.71)     $ (4.57)
  Extraordinary gain                             -            -           1.00
                                             -------      -------      -------
  Net loss                                   $ (0.52)     $ (2.71)     $ (3.57)
                                             =======      =======      =======

      The accompanying notes are an integral part of these statements

                   MID-ATLANTIC CENTERS LIMITED PARTNERSHIP

             STATEMENT OF ADJUSTMENTS TO NET ASSETS IN LIQUIDATION
                            As of December 31, 1997


    Net assets at December 31, 1997 prior to the adoption of
      liquidation basis of accounting                             $ 3,950,912

    Adjustment of carrying values of investment in real estate, tenant accounts receivable and other assets to estimated
      net realizable values at December 31, 1997, upon adoption
      of liquidation basis of accounting                            2,960,855

    Adjustment of carrying values of certain related party loans and payables to estimated settlement amounts at December
      31, 1997, upon adoption of liquidation basis of accounting      862,634

    Write-off of certain deferred costs at December 31, 1997,
      upon adoption of liquidation basis of accounting               (208,200)
                                                                  -----------
         Net assets in liquidation at December 31, 1997           $ 7,566,201
                                                                  ===========

        The accompanying notes are an integral part of this statement.

                  MID-ATLANTIC CENTERS LIMITED PARTNERSHIP

                       STATEMENTS OF PARTNERS' EQUITY
            for the years ended December 31, 1997, 1996 and 1995

                                                 Assignee  Assignor     Total
                                      General     Limited   Limited   Partners'
                                     Partners    Partners   Partner    Equity
                                    ---------  -----------  ------- -----------
Partners' equity, December 31, 1994 $  (9,153) $16,243,338     $ 77 $16,234,262
   Net loss                           510,675   (4,289,140)      -   (3,778,465)
                                    ---------  -----------  ------- -----------
Partners' equity, December 31, 1995   501,522   11,954,198       77  12,455,797
   Net loss                            28,271   (3,253,739)      -   (3,225,468)
                                    ---------  -----------  ------- -----------
Partners' equity, December 31, 1996   529,793    8,700,459       77   9,230,329
   Distributions ($4 per assignee
     limited partnership unit)           -      (4,800,000)      -   (4,800,000)
   Net loss                           150,486     (629,903)      -     (479,417)
                                    ---------  -----------  ------- -----------
Partners' equity, December 31, 1997,
   prior to the adoption of
   liquidation basis of accounting  $ 680,279  $ 3,270,556     $ 77 $ 3,950,912
                                    =========  ===========  ======= ===========

        The accompanying notes are an integral part of these statements.

                      MID-ATLANTIC CENTERS LIMITED PARTNERSHIP

                               STATEMENTS OF CASH FLOWS
                 for the years ended December 31, 1997, 1996, and 1995

                                                    1997          1996         1995
                                                -----------   -----------   -----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                     $  (479,417)  $(3,225,468)  $(3,778,465)
   Adjustments to reconcile net loss to net     -----------   -----------   -----------
   cash provided by operating activities:
     Depreciation and amortization                1,328,459     1,494,716     1,690,807
     Write-down of assets                           550,000     2,895,000     2,606,156
     (Gain) loss on sale of shopping centers       (647,002)       78,687     2,271,249
     Gain on sale of pad sites                         -         (241,290)     (171,877)
     Forgiveness of debt                               -             -       (1,602,902)
   Changes in operating assets and liabilities:
     Decrease in tenant accounts receivable, net    277,921        23,808       240,256
     Decrease (increase) in prepaid expenses
       and other assets                             349,061      (230,554)       14,004
     (Decrease) increase in accounts payable
       and accrued expenses                         (53,157)      (96,410)      112,368
     Increase in interest payable, net of noncash
       transactions of $29,558 in 1995              318,544       415,069       224,506
     Increase (decrease) in due to related
       parties                                       17,087        35,877       (27,260)
                                                -----------   -----------   -----------
          Total adjustments                       2,140,913     4,374,903     5,357,307
                                                -----------   -----------   -----------
   Net cash provided by operating activities      1,661,496     1,149,435     1,578,842
                                                -----------   -----------   -----------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of real estate             14,292,842     1,675,636     5,294,826
   Improvements of real estate                     (364,264)     (108,447)     (504,523)
   Establishment of capital improvement escrow         -             -         (289,617)
   Assigned certificate of deposit for improvements    -             -          (11,550)
                                                -----------   -----------   -----------
   Net cash provided by investing  activities    13,928,578     1,567,189     4,489,136
                                                -----------   -----------   -----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Retirement of long-term debt                  (8,119,123)     (382,510)   (4,937,500)
   Distributions to partners                     (4,800,000)         -             -
   Principal payments on long-term debt            (555,940)     (643,988)     (769,436)
   Financing fees                                  (120,925)     (109,505)     (350,229)
   Mortgage escrow deposits, net                    200,000      (194,394)     (130,000)
   Proceeds from long-term debt                        -             -        1,400,000
                                                -----------   -----------   -----------
   Net cash used in financing activities        (13,395,988)   (1,330,397)   (4,787,165)
                                                -----------   -----------   -----------
 Net increase in cash and cash equivalents        2,194,086     1,386,227     1,280,813
 Cash and cash equivalents at beginning
   of year                                        3,051,221     1,664,994       384,181
                                                -----------   -----------   -----------
 Cash and cash equivalents at end of year       $ 5,245,307   $ 3,051,221   $ 1,664,994
                                                ===========   ===========   ===========

        The accompanying notes are an integral part of these statements.

                MID-ATLANTIC CENTERS LIMITED PARTNERSHIP

                     Notes to Financial Statements
                   December 31, 1997, 1996 and 1995

NOTE A - ORGANIZATION AND PLAN OF LIQUIDATION:

Organization

Mid-Atlantic Centers Limited Partnership (the "Partnership") was organized under the laws of the State of Maryland on December 16, 1986. The Partnership was formed to acquire, hold, lease and ultimately sell income-producing community and neighborhood shopping centers.

Plan of Liquidation and Sale of Certain Shopping Centers

Effective December 31, 1997, the general partners decided to liquidate the partnership and adopt a plan of liquidation. This plan consists of selling, or otherwise disposing of the Partnership's remaining shopping centers, liquidating all assets remaining after the sale of the shopping centers, and distributing the net proceeds to the assignee limited partners. The general partners formally approved this plan of liquidation on March 30, 1998.

Pursuant to the plan of liquidation, on January 29, 1998, the Partnership sold Lynnwood Place Shopping Center to an unrelated third party for a contract price of $6,365,000. The carrying value of this property has been adjusted at December 31, 1997 to reflect the actual sale transaction and estimated operating revenues and expenses expected to be recorded in 1998 for the period prior to the sale.

On March 2, 1998, the Partnership sold Edgewood Plaza Shopping Center to an unrelated third party for a contract price of $2,220,000. The carrying value of this property has been adjusted at December 31, 1997 to reflect the actual sale transaction and estimated operating revenues and expenses expected to be recorded in 1998 for the period prior to the sale.

On March 27, 1998, the Partnership entered into an agreement to sell Quality Center Shopping Center to an unrelated third party for a contract price of $4,480,000. The transaction is scheduled to close on May 15, 1998.
Although the contract purchaser's deposit of $150,000 is subject to risk of Forfeiture, subject only to limited conditions, there can be no assurance that the transaction will close. The carrying value of this property has been adjusted at December 31, 1997 to reflect this proposed sale transaction and estimated operating revenues and expenses expected to be recorded in 1998 prior to closing.

On March 19, 1998, the Partnership entered into an agreement to sell Woodlawn Village Shopping Center to an unrelated third party for a contract price of $2,375,000. The contract, which is scheduled to close on April 30, 1998, is subject to material contingencies and there can be no assurance a sale transaction will occur. In light of the material contingencies, the carrying value of this property has been adjusted at December 31, 1997 to its net estimated realizable value based on an independent appraisal value of $2,300,000 as of December 1, 1997. The net estimated realizable value includes adjustments for estimated closing costs and estimated operating revenues and expenses expected to be recorded in 1998 prior to closing the sale of this property.

The disposition of Tarrytown Mall is expected to be resolved following discussions with that center's mortgage lenders. The appraisal value of this property as of December 1, 1997 is below the level of the outstanding mortgage debt on the property. As a result, the carrying value of this property has been adjusted at December 31, 1997 to the outstanding balance of the mortgage debt on the property and accrued interest as of December 31, 1997. The Partnership's net equity in Tarrytown Mall is effectively zero.

Subsequent to December 31, 1997, the Partnership made a $3,600,000 distribution to the limited partners and it is the plan of the general partners to make one additional distribution to the limited partners subsequent to the liquidation of all partnership assets and satisfaction of all partnership liabilities.

The net amount ultimately available for distribution from the liquidated partnership depends on many unpredictable factors, such as the amounts realized on the sale of the remaining assets, carrying costs of the assets prior to sale, collection of receivables, settlement of claims and commitments, the amount of revenue and expenses of the Partnership until completely liquidated and other uncertainties.

It is the general partners' intent not to receive any fee or participate in any distributions resulting from the transactions involved in liquidation of the Partnership.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Accounting

The accompanying statement of net assets in liquidation as of December 31, 1997, reflects the transactions of the Partnership utilizing liquidation accounting concepts as required by generally accepted accounting principles. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated payable amounts. The valuation of assets and liabilities necessarily requires estimates and assumptions, and there are uncertainties in carrying out the dissolution of the Partnership. The actual values upon dissolution and costs associated therewith could be higher or lower than the amounts recorded. The Partnership adopted the liquidation basis of accounting effective December 31, 1997. Prior to that date, the Partnership recorded results of operations using the accrual basis of accounting.

The accompanying statement of operations for the year ended December 31, 1997 reflects the operations of the Partnership prior to the adoption of liquidation basis of accounting and prior to the adjustments required to adopt the liquidation basis of accounting as of December 31, 1997.

Investment in Real Estate

Investment in real estate at December 31, 1997 consists of land, buildings and improvements which are stated at estimated liquidation value. Prior to the adoption of liquidation accounting, the cost of land and buildings and improvements were capitalized, while expenditures for maintenance and repairs were charged to operations as incurred. Depreciation was computed, through the effective date of the adoption of the plan of liquidation, using the straight-line method based on the estimated useful lives of the respective assets.

Amortization

Deferred costs were written off upon adoption of liquidation accounting. Prior to the adoption of liquidation accounting, deferred financing costs were amortized over the term of the respective mortgage loans and deferred leasing commissions were amortized over the term of the respective tenant leases using the straight-line method.

Income Taxes

No provision for or benefit from income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

Rental Income

Certain leases provide for either abatement of rents or scheduled rent increases over the life of the lease. Prior to the date of the adoption of the plan of liquidation, rental income was recorded on a straight-line basis of equal monthly payments over the respective terms of such leases. The receivables related to the recording of rental income on a straight-line basis totaled $317,688 at December 31, 1996. The balance of these receivables were written off upon adoption of liquidation accounting.

Certain leases provide for additional rent computed on the basis of a percentage of gross sales in excess of specified levels. Rental income for the years ended December 31, 1997, 1996 and 1995 included income with respect to these percentage rentals of $240,917, $292,698 and $272,895, respectively.

Statements of Cash Flows

For purposes of the statements of cash flows, the Partnership considers cash in banks, commercial paper and repurchase agreements with original maturities of less than three months to be cash and cash equivalents.

Use of Estimates

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

New Accounting Pronouncement

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share", which is required to be adopted for periods ending after December 15, 1997. The standard was issued to change the current method used by public companies to compute earnings per share. The Partnership has determined that SFAS No. 128 does not have any effect on the Partnership's computation of earnings per share.

Long-Lived Assets

Effective January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Prior to the adoption of liquidation accounting, management reviewed the Partnership's assets for impairment on a property by property basis when annual year-end third party appraisals had been received and whenever circumstances occurred which indicated that the carrying amount of the assets may have been impaired.

NOTE C - PARTNERS' CAPITAL CONTRIBUTIONS:

The Partnership has two general partners, Realty Capital IV Limited Partnership and FW Realty Limited Partnership, and one assignor limited partner, LM Unit Trust, Inc. Each general partner and the assignor limited partner have made capital contributions of $500 and $100, respectively. Under the terms of the Partnership Agreement, the general partners have no obligation to make additional capital contributions to the Partnership, except under certain circumstances upon liquidation. As of December 31, 1997, the general partners do not anticipate that completion of the dissolution will require additional capital contributions.

The assignor limited partner has assigned all of its rights in its limited partnership interests to the assignee limited partners. Total assignee limited partners' contributions in accordance with the Partnership Agreement were $29,997,125 (which excludes volume purchase discounts of $2,875). Offering costs of $2,802,312 were funded from such contributions.

NOTE D - LONG-TERM DEBT:

Long-term debt consists of the following at December 31, 1997 and 1996:

                                                1997         1996
                                             ----------   ----------
   Mortgage loan due December 1, 2006
      Interest at 8.5%                       $1,774,747   $1,810,780
   Mortgage loan due February 10, 2000
      Interest at 9.5%                        5,846,495    6,220,016
   Mortgage loan due September 1, 2000
      Interest at 8.625%                      1,362,160    1,380,501
   Mortgage loan due January 1, 1999
      Interest at 8%                          5,384,997    5,384,997
   Mortgage loan due January 1, 1999
      Interest at prime rate plus 1.5%,
      with a floor of 7.5%
      (10% at December 31, 1997)              1,404,940    1,674,940
   Mortgage loan due August 1, 1998 (1)
      Interest at 10.625%                     3,655,711    3,692,436
   Mortgage loan due December 21, 1997
      Interest at 10.125%                          -       3,136,332
   Mortgage loan due June 1, 1998
      Interest at prime rate plus 1.25%            -       1,444,197
   Mortgage loan due September 12, 1998
      Interest at 10.5%                            -       1,974,849
   Mortgage loan due December 31, 1997
      Interest at 10.13%                           -       1,385,065
                                            -----------  -----------
                                            $19,429,050  $28,104,113
                                            ===========  ===========
(1) - This loan was scheduled to mature on February 1, 1998. The lender agreed to extend the term of this loan for six months.

The mortgage loans are non-recourse obligations secured by deeds of trust on the related real estate held for lease and by assignments of rents.
Interest expense related to these mortgages was $2,381,522, $2,759,025 and $3,188,433 for the years ended December 31, 1997, 1996 and 1995, respectively. Interest paid on these mortgages was $2,062,978, $2,343,956 and $2,993,485 for the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE E - RELATED PARTY TRANSACTIONS:

Management Fees

In accordance with the Partnership Agreement, management fees (at the rate of 6% of gross leasing receipts) of $328,421, $386,327 and $428,756 in 1997, 1996 and 1995, respectively, were expensed for amounts due to First Washington Management, Inc., an affiliate of FW Realty Limited Partnership, for services rendered in connection with the leasing and operation of the shopping centers. A portion of these fees were paid by First Washington Management, Inc. to Legg Mason Realty Capital, Inc., an affiliate of Realty Capital IV Limited Partnership, in consideration of its performance of certain administrative services.

Amounts Due to Related Parties

At December 31, 1997, $42,208 and $28,228 were payable to First Washington Management, Inc. and Legg Mason Realty Capital, Inc., respectively, for management fees and reimbursement of operating expenses. At December 31, 1996, $28,297 and $25,052 were payable to First Washington Management, Inc. and Legg Mason Realty Capital, Inc., respectively, for the aforementioned expenses.

The General Partners agreed to lend the Partnership, without interest, up to 50% of the acquisition fees actually paid to them at the time the loan was made in the event the annual cumulative non-compounded return to assignee limited partners fell below 7% of the allocable invested capital for the period from February 1, 1989 through January 31, 1992. In 1990, the General Partners fulfilled their obligation under the cash flow protector provisions. Cash flow protector loans totaling $789,203 were payable to FW Realty Limited Partnership in the amount of $599,794 and to Realty Capital IV Limited Partnership in the amount of $189,409 from 1990 to the date of the adoption of liquidation accounting. Effective December 31, 1997, the cash flow protector loans were reduced to zero to reflect the loans at their estimated payable amounts. The loans were non-interest bearing and were to be repaid from distributable cash flow or sale or refinancing proceeds after the payment of a preferred return equal to a 10% annual cumulative non-compounded return on invested capital to assignee limited partners.

In addition, acquisition fees totaling $73,431, which were payable to FW Realty Limited Partnership in the amount of $55,808 and to Realty Capital IV Limited Partnership in the amount of $17,623, were written off upon adoption of liquidation accounting to reflect the determination of the general partners not to make such payments.

Other

In 1997, 1996 and 1995, the Partnership paid or accrued approximately $31,000, $38,000 and $25,000, respectively, to First Washington Management, Inc. for legal, marketing and architectural services related to the renovation, leasing, rent collections and other matters of the shopping centers. The Partnership paid or accrued approximately $85,000, $75,000 and $71,000, in 1997, 1996 and 1995, respectively, to Legg Mason Realty Capital, Inc. for reimbursement of operating expenses.

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

In 1997, the Partnership made cash distributions totaling $4,800,000 or $4 per assignee limited partnership unit ("Unit"). These distributions represented proceeds from the sale of shopping centers.

NOTE G - SALES OF ASSETS

On May 28, 1997, the Partnership sold Cloister Shopping Center to an unrelated third party for a contract price of $2,650,000. For financial reporting purposes, the Partnership recorded a gain, after transaction expenses, of $128,597 in May 1997. For federal income tax purposes, the Partnership recorded a gain, after transaction expenses, of approximately $77,000.

On July 16, 1997, the Partnership sold Jackson Heights Shopping Center to an unrelated third party for a contract price of $4,800,000. For financial reporting purposes, the Partnership recorded a gain, after transaction expenses, of $177,127 in July 1997. For federal income tax purposes, the Partnership recorded a gain, after transaction expenses, of approximately $154,000.

On September 10, 1997, the Partnership sold Berkeley Square Shopping Center to an unrelated third party for a contract price of $2,975,000. For financial reporting purposes, the Partnership recorded a gain, after transaction expenses, of $4,797 in September 1997. For federal income tax purposes, the Partnership recorded a loss, after transaction expenses, of approximately $476,000.

On December 19, 1997, the Partnership sold Highlandtown Village Shopping Center to an unrelated third party for a contract price of $4,675,000. For financial reporting purposes, the Partnership recorded a gain, after transaction expenses, of $336,481 in December 1997. For federal income tax purposes, the Partnership recorded a gain, after transaction expenses, of approximately $262,000.

On May 3, 1996, the Partnership sold Holiday Shopping Center to an unrelated third party for a price of $1,200,000. For financial reporting purposes, the Partnership recorded a loss, after transaction expenses, of $78,687 in May 1996. For federal income tax purposes, the Partnership recorded a loss, after transaction expenses, of approximately $728,000.

On August 6, 1996, the Partnership sold a pad site of approximately 1.15 acres of land at Tarrytown Mall to an unrelated third party for a price of $330,000. For financial reporting purposes, the Partnership recorded a gain, after transaction expenses, of $154,079 in August 1996. For federal income tax purposes, the Partnership recorded a gain, after transaction expenses, of approximately $105,000. The net proceeds from the sale, after payment of transaction expenses, of approximately $324,000 were placed in escrow with the first trust lender to be used for one of the following three purposes: (i) to fund tenant improvement work if a replacement tenant is found for the Wholesale Depot space (and thereafter for other capital improvements), (ii) to acquire an adjoining parcel of land to enhance visibility and provide additional customer parking at Tarrytown Mall or
(iii) to reduce the principal amount of the first trust loan.

On September 25, 1996, the Partnership sold a pad site at Edgewood Plaza Shopping Center to an unrelated third party for a price of approximately $220,000. For financial reporting purposes, the Partnership recorded a gain, after transaction expenses, of $75,903 in September 1996. For federal income tax purposes, the Partnership recorded a gain, after transaction expenses, of approximately $82,000. The pad site was not secured by the Edgewood Plaza mortgage.

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

On November 17, 1995, the Partnership completed the sale of a pad site at its Berkeley Square property to an existing tenant. The contract price was $217,000, of which $192,000 was applied to pay down the principal balance of the mortgage debt on Berkeley Square. A gain for financial reporting and federal income tax purposes of $171,877 was recorded in the fourth quarter of 1995 in connection with this sale.

NOTE H - WRITE-DOWNS OF ASSETS PRIOR TO LIQUIDATION ACCOUNTING

In the second quarter of 1997, at the time the Partnership entered into a contract to sell Berkeley Square, the Partnership recorded an impairment charge of $550,000 to write-down the carrying value of that property to its revised fair value.

In the fourth quarter of 1996, the Partnership recorded an impairment charge of $2,895,000 to write-down the carrying value of Tarrytown Mall to its fair value of $4,500,000 as of December 1, 1996. In accordance with SFAS No. 121, the assets, which include the land, buildings and improvements and intangibles related to Tarrytown Mall, were determined to be impaired because downward revisions in estimates indicated future net cash flows would be insufficient to fully recover the carrying value of this property. The revisions in estimates were received in the fourth quarter of 1996, were not known before the fourth quarter, and resulted in a lower valuation for Tarrytown Mall in comparison to the prior year's valuation. Fair value was determined by an independent appraisal based on an income capitalization approach.

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

NOTE I - FEDERAL TAXABLE NET LOSS:

A reconciliation of the financial statement net loss to the federal taxable net income (loss) for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                                     1997          1996          1995
                                                  -----------  ------------  ------------
  Financial statement net loss                    $ (479,417)  $(3,225,468)  $(3,778,465)
  Adjustments:
  -Write-down of assets for financial statements     550,000     2,895,000     2,606,156
  -Adjustment for certain loans and payables         862,634          -             -
  -Loss on sale of assets                           (623,628)     (692,288)     (132,709)
  -Costs depreciated over a life longer for income
   tax purposes than financial reporting purposes    (40,003)        1,632         7,376
  -Rent abatements and scheduled rent increases        4,705        (4,429)       19,507
  -Effects of rents collected in advance             (14,052)      (14,008)      (14,335)
  -Provision for doubtful accounts, net of
     write-offs                                     (126,160)      (97,685)      (26,835)
  -Other adjustments                                     483        51,665       (63,023)
                                                  ----------   -----------   -----------
  Federal taxable net income (loss)               $  134,562   $(1,085,581)  $(1,382,328)
                                                  ==========   ===========   ===========

Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, the amounts reported above may be subject to change at a later date upon final determination by the taxing authorities.

NOTE J - SUBSEQUENT EVENTS

In February 1998, the Partnerhip made a cash distribution totaling $3,600,000 or $3 per Unit to limited partners of record as of February 1, 1998 as discussed in Note A. This distribution represented proceeds from the sale of shopping centers.

On January 29, 1998, the Partnership sold Lynnwood Place Shopping Center to an unrelated third party for a contract price of $6,365,000. On March 2, 1998, the Partnership sold Edgewood Plaza Shopping Center to an unrelated third party for a contract price of $2,220,000. The sale of these two centers resulted in a net gain which has been reflected in the net realizable value of the investment in real estate on the accompanying statement of net assets in liquidation as of December 31, 1997.

In March 1998, the Partnership entered into agreements to sell Quality Center Shopping Center and Woodlawn Village Shopping Center as discussed in Note A.

               MID-ATLANTIC CENTERS LIMITED PARTNERSHIP

           SCHEDULE II -  VALUATION AND QUALIFYING ACCOUNT
                      -------------------------

                                      FOR THE YEARS ENDED DECEMBER 31,
                                      --------------------------------
                                         1997       1996       1995
                                       --------   --------   --------
Allowance for doubtful tenant
  accounts receivable:
 Balance at beginning of year          $228,991   $326,673   $353,507
 Reserve charges to costs and expenses   81,690     73,599    172,159
 Write-offs during the year            (207,850)  (171,281)  (198,993)
                                       --------   --------   --------
 Balance at end of year, prior to
   the adoption of liquidation basis
   of accounting                       $102,831   $228,991   $326,673
                                       ========   ========   ========

      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (1)
                      -------------------------


     Column A         Column B              Column C                      Column D
------------------  ------------- -----------------------------  ---------------------------
                                                                Costs capitalized subsequent
                                   Initial cost to Partnership           to acquisition
Shopping Center/                                   Building &                      Carrying
   Location         Encumbrances      Land       Improvements      Improvements    Costs(2)
------------------  ------------- ------------ ----------------  --------------- -----------
Woodlawn Village
Fredericksburg, VA   $1,774,747       $396,805      $2,298,000        $128,757   $ (129,537)

Lynnwood Place
Jackson, TN           5,846,495      1,271,305       7,809,446         239,592     (269,476)

Edgewood Plaza
Harford County, MD    1,362,160        525,755       1,133,771         650,097     (188,478)

Tarrytown Mall
Rocky Mount, NC       6,789,937      2,360,955       6,476,200       5,365,205   (1,735,967)

Quality Center
Lancaster, PA         3,655,711      1,662,556       4,899,369         318,605     (329,538)
                    -----------    -----------     -----------     ----------- ------------
TOTALS              $19,429,050     $6,217,376     $22,616,786      $6,702,256  $(2,652,996)
                    ===========    ===========     ===========     =========== ============

NOTE 1.  ACCOUNTING BASIS

Schedule III reflects the carrying values of the shopping centers immediately prior to the adoption of liquidation basis of accounting.

                 MID-ATLANTIC CENTERS LIMITED PARTNERSHIP

                        ----------------------------

   Column A                       Column E               Column F  Column G  Column H  Col. I
------------------  -----------------------------------  --------  --------  -------- --------
                       Gross amount at which carried      Accum-                       Depre-
                          at December 31, 1997 (1) (3)    ulated    Date of            ciable
 Shopping Center/                Building &              Depreci-  Construc-   Date     Life
  Location            Land     Improvements   Totals(5)  ation(4)    tion    Acquired (in yrs)
------------------  -------- --------------- ----------  --------  --------  -------- --------
Woodlawn Village
Fredericksburg, VA  $407,558   $2,286,467   $2,694,025    $785,909   1986    12/31/86    31.5

Lynnwood Place
Jackson, TN        1,055,305    7,995,562    9,050,867   2,641,654   1986    07/16/87    31.5

Edgewood Plaza
Harford County, MD   462,369    1,658,776    2,121,145     380,370   1962    04/14/88    31.5

Tarrytown Mall
Rocky Mount, NC    2,269,844   10,196,549   12,466,393   8,292,849   1963    09/01/88    31.5

Quality Center
Lancaster, PA      1,519,716    5,031,276    6,550,992   1,354,309  1987-88  01/31/89    31.5
                 -----------  -----------  ----------- -----------
TOTALS           $ 5,714,792  $27,168,630  $32,883,422 $13,455,091
                 ===========  ===========  =========== ===========

NOTE 2.  CARRYING COSTS ADJUSTMENTS:

For financial reporting purposes, payments received pursuant to master leaseback agreements are treated as an adjustment to the carrying value of the property. Column D - Carrying Costs also includes adjustments to investments in real estate for sales of property or portions thereof and write-downs of assets.

NOTE 3.  RECONCILIATION OF REAL ESTATE:

                                           For the years ended December 31,
                                        -------------------------------------
                                            1997         1996         1995
                                        -----------  -----------  -----------
  Balance at beginning of year          $51,323,894  $53,059,315  $61,191,581

    Improvements                            433,599      387,419      504,523
    Sale of shopping centers            (18,874,071)  (1,669,179)  (8,596,056)
    Sale of pad sites and land                 -        (453,661)     (40,733)
                                        -----------  -----------  -----------
  Balance at end of year, prior to
    the adoption of liquidation basis
    of accounting                       $32,883,422  $51,323,894  $53,059,315
                                        ===========  ===========  ===========

               MID-ATLANTIC CENTERS LIMITED PARTNERSHIP

NOTES TO SCHEDULE III -  REAL ESTATE AND ACCUMULATED DEPRECIATION -
                            (Continued)

NOTE 4.  RECONCILIATION OF ACCUMULATED DEPRECIATION:

                                           For the year ended December 31,
                                        -------------------------------------
                                            1997         1996         1995
                                        -----------  -----------  -----------
Balance at beginning of year            $16,939,873  $13,271,409  $10,658,778

Depreciation expense for the year         1,193,448    1,383,271    1,598,697
Write-down of assets                        550,000    2,895,000    2,542,295
Sale of shopping centers                 (5,228,230)    (609,807)  (1,528,361)
                                        -----------  -----------  -----------
Balance at end of year, prior to
  the adoption of liquidation basis
  of accounting                         $13,455,091  $16,939,873  $13,271,409
                                        ===========  ===========  ===========

In the second quarter of 1997, at the time the Partnership entered into a contract to sell Berkeley Square Shopping Center, the Partnership recorded an impairment charge of $550,000 to write-down the carrying value of Berkeley Square to its revised fair value.

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

NOTE 5.  FEDERAL INCOME TAX COST OF INVESTMENT IN REAL ESTATE:

The aggregate cost of land and buildings and improvements for federal income tax purposes is $5,714,792 and $28,993,240, respectively, for a total cost of $34,708,032 at December 31, 1997.

                 MID-ATLANTIC CENTERS LIMITED PARTNERSHIP

               SCHEDULE IV -  MORTGAGE LOANS ON REAL ESTATE
                        -------------------------

      Column A              Column B       Column C                     Column D
------------------------   ------------   ------------   -----------------------------------
    Description of                           Final                       Periodic
    Shopping Center          Interest       Maturity                      Payment
  Mortgages/Location           Rate           Date                         Terms
------------------------   ------------   ------------   -----------------------------------
First mortgage                                           Level monthly payments of principal
on Woodlawn Village                                         and interest with entire the
Fredericksburg, VA             8.5%          12/1/06        principal due at maturity (2)

First mortgage                                           Level monthly payments of principal
on Lynnwood Place                                        and interest, with entire principal
Jackson, TN                    9.5%          2/10/00              due at maturity

First trust mortgage    Prime rate plus 1.5%,              Monthly payments of principal
on Tarrytown Mall       with a floor of 7.5%,                and interest with entire
Rocky Mount, NC           10% at 12/31/97     1/1/99         principal due at maturity

                                                      Monthly payments of net cash flow from
Second trust mortgage                                   the property after payment of first
on Tarrytown Mall                                     trust debt service, with principal and
Rocky Mount, NC                8.0%           1/1/99     accrued interest due at maturity

First mortgage
on Edgewood Plaza                                        Level monthly payments of principal
Harford County, MD             8.625%         9/1/00                and interest

First mortgage
on Quality Center                                        Level monthly payments of principal
Lancaster, PA                 10.625%       8/1/98 (3)              and interest

See notes attached.

                     MID-ATLANTIC CENTERS LIMITED PARTNERSHIP

                      -------------------------

     Column A              Column E     Column F      Column G          Column H
------------------------  ----------  ------------  ------------  --------------------
                                                                  Principal amount of
    Description of                       Face        Carrying      loans subject to
    Shopping Center          Prior     amount of     amount of    delinquent principal
  Mortgages/Location         Liens     mortgages    mortgages(1)      or interest
------------------------  ----------  ------------  ------------  --------------------
First mortgage
on Woodlawn Village
Fredericksburg, VA            None     $1,950,000    $1,774,747           None

First mortgage
on Lynnwood Place
Jackson, TN                   None      6,600,000     5,846,495           None

First trust mortgage
on Tarrytown Mall
Rocky Mount, NC               None      2,640,940     1,404,940           None

Second trust mortgage
on Tarrytown Mall
Rocky Mount, NC               None      6,500,000     5,384,997           None

First mortgage
on Edgewood Plaza
Harford County, MD            None      1,400,000     1,362,160           None

First mortgage
on Quality Center
Lancaster, PA                 None      4,150,000     3,655,711           None
                                      -----------   -----------
Totals                                $23,240,940   $19,429,050
                                      ===========   ===========

NOTES TO SCHEDULE IV -  MORTGAGE LOANS ON REAL ESTATE

(1) See Note 1 attached.
(2) Prepayment penalty based on a yield maintenance formula.
(3) The Quality Center loan was scheduled to mature on February 1, 1998. The lender agreed to extend the term of this loan for six months.

                 MID-ATLANTIC CENTERS LIMITED PARTNERSHIP

NOTE 1.   RECONCILIATION OF MORTGAGE LOANS:

                                          For the years ended December 31,
                                      ---------------------------------------
                                          1997          1996          1995
                                      -----------   -----------   -----------
Balance at beginning of year          $28,104,113   $29,130,611   $35,285,891
                                      -----------   -----------   -----------
Additions during the year:
  Proceeds from long-term debt               -             -        1,400,000
                                      -----------   -----------   -----------
Deductions during the year:
  Retirement of long-term debt          8,119,123       382,510     4,937,500
  Principal payments on long-term debt    555,940       643,988       769,436
  Forgiveness of debt, before
    transaction and other costs
    of $245,442                              -             -        1,848,344
                                      -----------   -----------   -----------
                                        8,675,063     1,026,498     7,555,280
                                      -----------   -----------   -----------
Balance at end of year (a)            $19,429,050   $28,104,113   $29,130,611
                                      ===========   ===========   ===========

(a) The carrying amount of mortgages for federal income tax purposes was $19,429,050 at December 31, 1997.

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

                                                      Relationship to
                      Positions Held With            FW Realty Limited
       Name             FW Corporation          Age     Partnership
       ----           -------------------       ---  -----------------
 William J. Wolfe   President and Director       45   Limited Partner
 Marvin Fabrikant   Vice President and Director  53   Limited Partner
 Stuart D. Halpert  Vice President, Secretary
                    and Director                 55   Limited Partner
 Lester Zimmerman   Treasurer and Director       48   Limited Partner
 Jack E. Spector    Director                     48   Limited Partner


                                                      Relationship to
                        Positions Held With          Realty Capital IV
       Name                LMRC IV, Inc.        Age Limited Partnership
       ----             -------------------     --- -------------------
 Richard J. Himelfarb    President and Director  56        none
 Gerard F. Petrik, Jr.   Vice President and
                         Director                39        none
 L. Kay Strohecker       Treasurer               42        none
 C. Gregory Kallmyer     Secretary               47        none
 Robert Kleinpaste       Director                51        none


All of the FW Corporation individuals have served in the capacities indicated above since 1987 (with the exception of Mr. Wolfe who served as Vice President until March 31, 1995 when at that time he became President and Mr. Halpert who became a Vice President March 31, 1995). The LMRC IV, Inc. individuals have served in the capacities indicated above since 1990 (with the exception of Gerard F. Petrik, Jr. and L. Kay Strohecker who were elected to their respective positions in June 1995). All of the directors and executive officers will continue to serve in their current capacities until their successors are elected and qualified.

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

Stuart D. Halpert is Vice President, Secretary and a director of FW Corporation and Chairman of First Washington Management, Inc. He is Chairman of First Washington Realty Trust, Inc., a publicly held real estate investment trust formed in 1994. Mr. Halpert is involved in the day to day operations of the companies and in project analysis, selection and financing. From 1982 until joining First Washington in June 1984, Mr. Halpert was a practicing attorney with a major Washington, D.C. law firm. Prior to entering the private practice of law, Mr. Halpert served as Counsel to the House Committee on Banking and Currency, United States Congress. Mr. Halpert is a member of the International Council of Shopping Centers.

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

Gerard F. Petrik, Jr. is Vice President and a director of LMRC IV, Inc. and Legg Mason Realty Capital, Inc. He is a Vice President of Legg Mason Wood Walker, Inc. Mr. Petrik joined Legg Mason in April 1987. He is a member of the firm's Equity Research Department and also serves as manager of the Direct Investments Department. Prior to his employment at Legg Mason, Mr. Petrik was a senior associate at Paine Webber Properties, Inc. Mr. Petrik received his undergraduate and graduate degrees from Loyola College.

L. Kay Strohecker is Treasurer of LMRC IV, Inc. She is Assistant Vice President of Legg Mason Wood Walker, Inc. Ms. Strohecker joined Legg Mason in 1988 and serves as assistant controller of Legg Mason Wood Walker, Inc. Prior to joining Legg Mason, Ms. Strohecker was controller for a private corporation in Baltimore. Ms. Strohecker is a graduate of the University of Baltimore and is a Certified Public
Accountant.

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

Robert Kleinpaste is a director of LMRC IV, Inc. He is President of Chesapeake Capital Partners, a real estate investment firm located in Owings Mills, Maryland. From 1994 until 1997, he served as President of Regency Homes Corporation, a Maryland based home builder. From 1990 until 1994, he was President of Legg Mason Realty Group, Inc., which was the real estate consulting and appraisal subsidiary of Legg Mason, Inc. Prior to joining Legg Mason Realty Group, Inc. as a Vice President in 1986, he was President and founder of Real Property Research Group, Inc. That firm was acquired by Legg Mason, Inc. in December 1986. Before founding Real Property Research Group, Inc. in 1978, Mr. Kleinpaste was Vice President of Marketing for Chesapeake Homes, Inc. He is a graduate of the University of Maryland.

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

A description of the amounts, and sources of payment of, the fees and other compensation paid or accrued by the Partnership to the General Partners and their affiliates for the fiscal year ended December 31, 1997 is included in Note E of the Notes to Financial Statements incorporated by reference from
Item 8, "Financial Statements and Supplementary Data," herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of March 31, 1998, with respect to the beneficial ownership of the Units by individuals who are officers and/or directors of the corporate general partners of the General
Partners:
                                      Number of      Percent of
      Name                              Units          Class
      ----                            ---------      ----------
Richard J. Himelfarb                      80             (1)
Legg Mason Tower
100 Light Street
Baltimore, Maryland  21202

Jack E. Spector                          200 (2)         (1)
c/o First Washington Management, Inc.
4350 East-West Highway
Bethesda, Maryland  20814
                                         ---             ---
All executive officers and
  directors as a group                   280             (1)
                                         ===             ===
 (1)  Indicates less than 1%.
 (2) Mr. Spector disclaims direct beneficial ownership of these Units owned by his wife as custodian for their minor child.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)  Transactions With Management and Others

The Partnership is a limited partnership and therefore has no directors or officers. The Partnership has engaged in no transactions with individual officers or directors of FW Corporation or LMRC IV, Inc., the corporate general partners of the General Partners of the Partnership. Those officers and directors may have indirect interests in amounts paid to the General Partners and their affiliates for services rendered by them to the Partnership. A description of the amounts of and sources of payment of the fees and other compensation paid or accrued by the Partnership to the General Partners and their affiliates for the fiscal year ended December 31, 1997 is incorporated by reference from Item 11, "Executive Compensation," herein.

 (b)  Certain Business Relationships

The Partnership has entered into certain arrangements with the General Partners and their affiliates whereby they will receive fees, commissions, compensation and other income from transactions that have not and will not be determined on the basis of arms-length negotiations. The Partnership Agreement generally requires the terms of such transactions to be no less favorable to the Partnership than the terms obtainable from nonaffiliated entities rendering similar services on an ongoing basis in the same geographic region. The types of business transactions and the amounts payable in connection therewith are described on pages 10-14 of the Prospectus under the caption Management Compensation, pages 14-17 of the Prospectus under the caption Conflicts of Interest, pages 24-26 of the Prospectus under the caption Management, and pages 37-39 of the Prospectus under the caption Investment Objectives and Policies. These sections of the Prospectus are incorporated by reference herein. A description of the amounts paid to the General Partners or their affiliates during the fiscal year ended December 31, 1997 are set forth in Note E of the Notes to Financial Statements incorporated by reference from Item 8, "Financial Statements and Supplementary Data," herein.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS
          ON FORM 8-K

(a)  Financial Statements and Financial Statement Schedules
(1)  See Index to Financial Statements and Financial Statement
     Schedules on Page 29.

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


28.11 Letter of Valuation for Nine Shopping Center Properties as of December
      1, 1996. (11)
28.12  Limited Summary Report for Two (2) Shopping Centers as of December 1,
      1997.

------------------


(1) Incorporated by reference to the Registrant's Registration
    Statement on Form S-11 under the Securities Act of 1933 (File
    No. 33-11086).
(2) Incorporated by reference to Amendment No. 3 to the Registrant's
    Registration Statement on Form S-11 under the Securities Act of 1933
    (File No. 33-11086).
(3) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (File No. 0-16285).
(4) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (File No. 0-16285).
(5) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (File No. 0-16285).
(6) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (File No. 0-16285).
(7) Incorporated by reference to the Registrant's Quarterly Report on Form
    10-Q for the quarterly period ended June 30, 1993 pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (File No. 0-16285).
(8) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (File No. 0-16285).
(9) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (File No. 0-16285).
(10)Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (File No. 0-16285).
(11)Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (File No. 0-16285).


(b)  Reports on Form 8-K

The Partnership filed reports on Form 8-K in July 1997 to report the sale of Jackson Heights Shopping Center, in September 1997 to report the sale of Berkeley Square Shopping Center, in December 1997 to report the sale of Highlandtown Village Shopping Center and in February 1998 to report the sales of Lynnwood Place Shopping Center and Edgewood Plaza Shopping Center.

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


                                     Title
   Signature            (Position held with LMRC IV, Inc.)      Date

                               President and Director
/s/ Richard J. Himelfarb  (Principal Executive Officer)    March 31, 1998
Richard J. Himelfarb

                               Vice President and
/s/ Gerard F. Petrik, Jr.           Director               March 31, 1998
Gerard F. Petrik, Jr.

                          Treasurer (Principal Financial
/s/ L. Kay Strohecker        and Accounting Officer)       March 31, 1998
L. Kay Strohecker


/s/ Robert T. Kleinpaste            Director               March 31, 1998
Robert T. Kleinpaste

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


                                    Title
      Signature       (Position held with FW Corporation)      Date

                            President and Director
/s/ William J. Wolfe    (Principal Executive Officer)     March 31, 1998
William J. Wolfe


/s/ Marvin Fabrikant    Vice President and Director       March 31, 1998
Marvin Fabrikant

                        Vice President, Secretary
/s/ Stuart D. Halpert         and Director                March 31, 1998
Stuart D. Halpert


/s/ Lester Zimmerman      Treasurer and Director          March 31, 1998
Lester Zimmerman


/s/ Jack E. Spector              Director                 March 31, 1998
Jack E. Spector