Form 10-Q
period 1998-03-31
MID ATLANTIC CENTERS LIMITED PARTNERSHIP
filed 1998-05-13
CIK 808375

              SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

                           FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For The Quarter Ended March 31, 1998

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

        MARYLAND                                   52-1490861
-----------------------------------------------------------------
(State or other jurisdiction                 (I.R.S. Employer
 of the organization)                         Identification No.)

    100 Light Street - Baltimore, MD                21202
-----------------------------------------------------------------
(Address of principal executive offices)		(Zip Code)

(410)539-0000
--------------
      (Registrant's telephone number, including area code)

111 South Calvert Street - Baltimore, MD          21203-1476
-----------------------------------------------------------------
                       (Former address)

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

                  MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                  STATEMENTS OF NET ASSETS IN LIQUIDATION


                                                 March 31,   December 31,
                                                   1998          1997
                                              -------------  -----------
                                               (Unaudited)
   ASSETS (Liquidation Basis):
   Investment in real estate                   $14,587,886   $22,796,248
   Cash and cash equivalents                     2,724,186     5,245,307
   Tenant accounts receivable                      360,932       367,393
   Escrows                                          99,582       178,757
   Other assets                                     41,750       160,059
                                               -----------   -----------
     Total assets                               17,814,336    28,747,764
                                               -----------   -----------
   LIABILITIES (Liquidation Basis):
   Long-term debt                               12,133,596    19,429,050
   Interest payable                              1,465,344     1,417,295
   Accounts payable and accrued expenses           182,077       161,607
   Security deposits                                68,758       103,175
   Due to related parties                            9,848        70,436
                                               -----------   -----------
   Total liabilities                            13,859,623    21,181,563
                                               -----------   -----------
   Net assets in liquidation                   $ 3,954,713   $ 7,566,201
                                               ===========   ===========

     The accompanying notes are an integral part of these statements.

                  MID-ATLANTIC CENTERS LIMITED PARTNERSHIP

             STATEMENT OF CHANGES OF NET ASSETS IN LIQUIDATION for the period from January 1, 1998 to March 31, 1998



  Net assets in liquidation at December 31, 1997         $7,566,201
                                                         ----------
  Increase (decrease) during the period:
    Operating activities:
      Interest income                                        49,870
      Leasing commissions                                   (33,454)
      Net loss from operating activities                    (27,904)
                                                         ----------
                                                            (11,488)
                                                         ----------
    Liquidating activities:
      Distributions to partners                          (3,600,000)
                                                         ----------
                                                         (3,600,000)
                                                         ----------
 Net decrease in net assets in liquidation               (3,611,488)
                                                         ----------
 Net assets in liquidation at March 31, 1998             $3,954,713
                                                         ==========

        The accompanying notes are an integral part of this statement.

              MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                          STATEMENT OF OPERATIONS
                                (Unaudited)

                                            For the quarter ended
                                                March 31, 1997
                                            ---------------------
      Income:
       Rental income                              $1,338,422
       Tenant reimbursement income                   264,117
                                                  ----------
         Total income                              1,602,539
                                                  ----------
      Operating expenses:
       Interest expense                              662,044
       Depreciation                                  340,661
       Repairs and maintenance                       230,941
       Taxes and insurance                           187,355
       Management and leasing to related parties      87,000
       Amortization                                   32,509
       Other expenses                                238,692
                                                  ----------
         Total operating expenses                  1,779,202
                                                  ----------
      Loss from rental operations                   (176,663)

      Other income:
       Interest income                                34,905
                                                  ----------
      Net loss                                    $ (141,758)
                                                  ==========
      Net loss allocated to general partners      $   (1,418)
                                                  ==========
      Net loss allocated to assignee
       limited partners                           $ (140,340)
                                                  ==========
      Net loss allocated to assignee
       limited partners per unit (1,200,000
       units issued and outstanding)              $    (0.12)
                                                  ==========

   The accompanying notes are an integral part of this statement.

               MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                         STATEMENT OF CASH FLOWS
                               (Unaudited)

                                                  For the three months ended
                                                         March 31, 1997
                                                  --------------------------
        Cash flows from operating activities:
         Net loss                                         $ (141,758)
                                                          ----------
         Adjustments to reconcile net loss to net
         cash provided by operating activities:
          Depreciation and amortization                      373,170
         Changes in operating assets and liabilities:
          Increase in tenant accounts receivable, net         (8,264)
          Decrease in prepaid expenses and other assets      136,140
          Increase in accounts payable and accrued
            expenses and other liabilities                    15,184
          Increase in accrued interest payable               107,440
          Increase in due to related parties                     640
                                                          ----------
            Total adjustments                                624,310
                                                          ----------
         Net cash provided by operating activities           482,552
                                                          ----------
        Cash flows from investing activities:
          Improvements of real estate                        (62,762)
                                                          ----------
        Net cash used in investing activities                (62,762)
                                                          ----------
        Cash flows from financing activities:
         Retirement of long-term debt                       (300,000)
         Principal payments on long-term debt               (155,038)
         Financing fees                                      (97,234)
                                                          ----------
        Net cash used in financing activities               (552,272)
                                                          ----------
        Net decrease in cash and cash equivalents           (132,482)
        Cash and cash equivalents at beginning of period   3,051,221
                                                          ----------
        Cash and cash equivalents at end of period        $2,918,739
                                                          ==========

        Supplemental disclosures of cash flow information:
         Cash paid during the period for:
           Interest                                       $  554,604
                                                          ==========

       The accompanying notes are an integral part of this statement

                 MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                       Notes to Financial Statements
                              March 31, 1998
                              --------------

NOTE A - BASIS OF PRESENTATION:

The accompanying unaudited financial statements of Mid-Atlantic Centers Limited Partnership (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. All adjustments made in the interim period were of a normal recurring nature. Operating results of any interim period are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1997.

Liquidation Basis of Accounting

Effective December 31, 1997, the general partners determined to liquidate the partnership and adopt a plan of liquidation. This plan consists of selling, or otherwise disposing of the Partnership's remaining shopping centers, liquidating all assets remaining after the sale of the shopping centers, and distributing the net proceeds to the assignee limited partners.

The Partnership adopted the liquidation basis of accounting effective December 31, 1997. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated payable amounts. The valuation of assets and liabilities necessarily requires estimates and assumptions, and there are uncertainties in carrying out the dissolution of the Partnership. The actual values upon dissolution and costs associated therewith could be higher or lower than the amounts recorded.

The accompanying statements of net assets in liquidation and statement of changes of net assets in liquidation reflect the transactions of the Partnership utilizing liquidation accounting concepts as required by generally accepted accounting principles. Prior to December 31, 1997, the Partnership recorded results of operations using the accrual basis of accounting. Comparison of results to prior years, therefore, is not meaningful.

Investment in Real Estate

Investment in real estate at March 31, 1998 and December 31, 1997 consists of land, buildings and improvements which are stated at estimated liquidation value. Investment in real estate at March 31, 1998 includes values for Quality Center, Woodlawn Village and Tarrytown Mall as described in Note D - Sale of Certain Shopping Centers and Plan of Liquidation.

Rental Income

Certain leases provide for either abatement of rents or scheduled rent increases over the life of the lease. Prior to the date of the adoption of the plan of liquidation, rental income was recorded on a straight-line basis of equal monthly payments over the respective terms of such leases. The balance of these receivables were written off upon adoption of liquidation accounting.

Statement of Cash Flows

For purposes of the statement of cash flows as of March 31, 1997, the Partnership considers cash in banks, commercial paper and repurchase agreements with original maturities of less than three months to be cash and cash equivalents.

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

NOTE B - RELATED PARTY TRANSACTIONS:

During the quarter ended March 31, 1998, the Partnership paid First Washington Management, Inc., an affiliate of FW Realty Limited Partnership, one of the general partners, $42,417 and Legg Mason Realty Capital, Inc., an affiliate of Realty Capital IV Limited Partnership, the other general partner, $33,412 for management fees and reimbursement of operating expenses. At March 31, 1998, an aggregate of $9,848 was payable to First Washington Management, Inc. and Legg Mason Realty Capital, Inc. for management fees and reimbursement of operating expenses.

NOTE C - PARTNERSHIP ALLOCATIONS AND DISTRIBUTIONS:

Partnership allocations and distributions are made in the manner prescribed by the Partnership Agreement and as more fully described in Note F to the Partnership's financial statements in the annual report on Form 10-K for the year ended December 31, 1997.

In February 1998, the Partnership made a cash distribution totaling $3,600,000 or $3 per Assignee Limited Partnership Unit ("Unit") to Unitholders of record as of February 1, 1998. This distribution represented proceeds from the sale of shopping centers.

NOTE D - SALE OF CERTAIN SHOPPING CENTERS AND PLAN OF LIQUIDATION

On January 29, 1998, the Partnership sold Lynnwood Place Shopping Center to an unrelated third party for a contract price of $6,365,000. The carrying value of this property had been adjusted at December 31, 1997 to reflect the actual sale transaction and estimated operating revenues and expenses expected to be recorded in 1998 for the period prior to the sale.

On March 2, 1998, the Partnership sold Edgewood Plaza Shopping Center to an unrelated third party for a contract price of $2,220,000. The carrying value of this property had been adjusted at December 31, 1997 to reflect the actual sale transaction and estimated operating revenues and expenses expected to be recorded in 1998 for the period prior to the sale.

On March 27, 1998, the Partnership entered into an agreement to sell Quality Center Shopping Center to an unrelated third party for a contract price of $4,480,000. The transaction is scheduled to close in May 1998. Although the contract purchaser's deposit of $150,000 is subject to risk of forfeiture subject only to limited conditions, there can be no assurance that the transaction will close. The carrying value of this property has been adjusted at March 31, 1998 to reflect this proposed sale transaction and estimated operating revenues and expenses expected to be recorded prior to closing.

On April 30, 1998, the Partnership sold Woodlawn Village Shopping Center to an unrelated third party for a contract price of $2,375,000. The carrying value of this property has been adjusted at March 31, 1998 to reflect the actual sale transaction and estimated operating revenues and expenses expected to be recorded in 1998 for the period prior to the sale.

The disposition of Tarrytown Mall is expected to be resolved following discussions with that center's mortgage lenders. The appraisal value of this property as of December 1, 1997 was below the level of the outstanding mortgage debt on the property. As a result, the carrying value of this property has been adjusted at March 31, 1998 and December 31, 1997 to the outstanding balance of the mortgage debt on the property and accrued interest as of the respective dates. The Partnership's net equity in Tarrytown Mall is effectively zero.

In February and May 1998, the Partnership made distributions totaling $3,600,000 and $2,400,000, respectively, to the limited partners. These distributions represented proceeds from the sale of shopping centers. It is the plan of the general partners to make one additional distribution to the limited partners subsequent to the liquidation of all partnership assets and satisfaction of all partnership liabilities.

The net amount ultimately available for distribution from the liquidated partnership depends on factors which cannot be predicted with certainty such as the amounts realized on the sale of remaining assets, carrying costs of the assets prior to sale, collection of receivables, settlement of claims and commitments and the amount of revenue and expenses of the Partnership until completely liquidated.

NOTE E - SUBSEQUENT EVENTS

On April 30, 1998, the Partnership sold Woodlawn Village Shopping Center as discussed in Note D. The sale of this center resulted in a net gain which has been reflected in the net realizable value of the investment in real estate on the accompanying statement of net assets in liquidation as of March 31, 1998.

As stated above in Note D, in May 1998, the Partnership made a cash distribution totaling $2,400,000 or $2 per Unit to Unitholders of record as of May 1, 1998. This distribution represents proceeds from the sale of shopping centers.





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The matters discussed in this Form 10-Q include forward-looking statements as contemplated by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive risks, uncertainties and contingencies, many of which are beyond the Partnership's control and many of which, with respect to future business decisions, are subject to change. These risks, uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by the Partnership.

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

Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts. The valuation of assets and liabilities necessarily requires many estimates and assumptions, and there are substantial uncertainties in carrying out the dissolution of the Partnership. The actual values upon dissolution and costs associated therewith could be higher or lower than the amounts recorded. In connection with the planned liquidation, the Partnership has recorded a reserve for additional expenses to reflect the Partnership's estimate of the costs associated with the liquidation.

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

CASH FLOW

The Partnership recorded a $2,521,121 net decrease in cash and cash equivalents in the three months ended March 31, 1998. The decrease in cash and cash equivalents is primarily attributable to the payment of distributions to limited partners totaling $3,600,000 in February 1998 which was offset in part by net proceeds from the sales of Lynnwood Place Shopping Center and Edgewood Plaza Shopping Center. The sale of Lynnwood Place on January 29, 1998 and Edgewood Plaza on March 2, 1998 contributed approximately $249,000 and $912,000, respectively, to cash and cash equivalents after payment of mortgage debt and transaction expenses related to the sale. See the discussions of the sales of Lynnwood Place and Edgewood Plaza in Liquidity and Capital Resources herein.

LIQUIDITY AND CAPITAL RESOURCES

The cash and cash equivalents position of the Partnership at March 31, 1998 decreased $2,521,121 from that at December 31, 1997.

On January 29, 1998, the Partnership sold Lynnwood Place Shopping Center to an unrelated third party for a contract price of $6,365,000. The carrying value of this property had been adjusted at December 31, 1997 to reflect the actual sale transaction and estimated operating revenues and expenses expected to be recorded in 1998 for the period prior to the sale. Net proceeds from the sale, after satisfaction of the mortgage debt and transaction expenses and adjustments for mortgage escrow balances, were approximately $249,000 or $0.21 per Assignee Limited Partnership Unit ("Unit") which approximates the appraised net equity of Lynnwood Place included in the appraised value of the Partnership's portfolio at the end of 1997.

On March 2, 1998, the Partnership sold Edgewood Plaza Shopping Center to an unrelated third party for a contract price of $2,220,000. The carrying value of this property had been adjusted at December 31, 1997 to reflect the actual sale transaction and estimated operating revenues and expenses expected to be recorded in 1998 for the period prior to the sale. Net proceeds from the sale, after satisfaction of the mortgage debt and transaction expenses and adjustments for mortgage escrow balances, were approximately $912,000 or $0.76 per Unit which approximates the appraised net equity of Edgewood Plaza included in the appraised value of the Partnership's portfolio at the end of 1997.

On April 30, 1998, the Partnership sold Woodlawn Village Shopping Center to an unrelated third party for a contract price of $2,375,000. Net proceeds from the sale, after payment of the outstanding mortgage balance and expenses of sale and adjustments for mortgage escrow balances, were approximately $500,000 or $0.42 per Unit which slightly exceeds the appraised net equity of Woodlawn Village included in the appraised value of the Partnership's portfolio at the end of 1997.

In February 1998, the Partnership made a cash distribution totaling $3,600,000 or $3 per Unit to Unitholders of record as of February 1, 1998. This distribution represented proceeds from the sale of shopping centers. As of March 31, 1998, cumulative cash distributions of $17,447,888 and $62,391 had been made to Limited Partners and General Partners, respectively.

Subsequent to March 31, 1998, as a result of receipt of the net proceeds from the sale of Woodlawn Village and prior sale transactions, the Partnership made a cash distribution of $2,400,000 or $2 per Unit payable to Unitholders of record as of May 1, 1998. This distribution is from net sales proceeds and directly reduces the net asset value of the Partnership.

The General Partners intend to make a final distribution to Unitholders subsequent to the liquidation of all partnership assets and provision for all partnership liabilities. It is the goal of the General Partners to accomplish this liquidation in the current calendar year. The net amount ultimately available for distribution depends on several factors, particularly amounts realized on the sale of the remaining assets, carrying costs of the assets prior to sale, collection of receivables, settlement of claims and commitments and the amount of revenues and expenses of the Partnership until completely liquidated.

The Partnership continues to own Quality Center and Tarrytown Mall. Quality Center is under contract of sale as discussed below. The disposition of Tarrytown Mall will be resolved following discussions with that center's mortgage lenders. As a result of an appraised value of Tarrytown Mall below the outstanding balance of non-recourse debt, the Partnership has estimated its net equity in that property at zero.

The Partnership has entered into an agreement to sell Quality Center to an unrelated third party for a contract price of $4,480,000. The transaction is scheduled to close in May. The net proceeds from the sale, after payment of the related mortgage debt and transaction expenses, are expected to be approximately $595,000 or $0.50 per Unit which approximates the appraised net equity of Quality Center included in the appraised value of the Partnership's portfolio at the end of 1997. Although the contract purchaser's deposit of $150,000 is subject to risk of forfeiture subject only to limited conditions, there can be no assurance that the transaction will close.

The Quality Center mortgage, which had an outstanding principal balance of $3,645,906 at March 31, 1998, matures on August 1, 1998. The Partnership anticipates that the Partnership will close the sale of this property prior to the maturity date of August 1, 1998. If the Partnership is unable to sell this property, extend this loan or refinance on acceptable terms, the Partnership may be required to seek additional borrowing or default on its obligation.

At March 31, 1998, Tarrytown Mall was subject to $6,722,437 in mortgage indebtedness, of which $1,337,440 is a first trust mortgage and $5,384,997 is a second trust mortgage. In addition, at March 31, 1998, $12,104 in interest was accrued with respect to the first mortgage and $1,409,632 in interest was accrued with respect to the second mortgage. Both the first and second mortgages (principal and interest) are nonrecourse to the Partnership. The first trust mortgage requires principal payments of $22,500 per month until June 30, 1998 when required principal payments are scheduled to increase to $54,000 per month. The Partnership is unable to predict whether cash flow from operations at Tarrytown Mall will be sufficient to meet the July 1998 scheduled increase in the monthly principal payments under the first trust mortgage.

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

In accordance with liquidation accounting, the Partnership adjusted the carrying value of Tarrytown Mall to the sum of the outstanding balance of the mortgage debt on the property and accrued interest as of March 31, 1998 and December 31, 1997. In addition, escrow balances and other assets related to Tarrytown Mall were written off to reflect the assets at their estimated realizable values. Interest payable in the Partnership's financial statements includes approximately $1,421,736 with respect to Tarrytown Mall, which is payable out of cash flow from operations and sale or refinancing proceeds from that property and is not reflective of the fact that the principal and interest related to the Tarrytown Mall mortgages are nonrecourse to the Partnership.

The Partnership has initiated discussions with Tarrytown Mall's second trust mortgage lender regarding disposition of that center. Payment obligations with respect to Tarrytown Mall indebtedness are currently limited to funds generated by current operations at that property.

No value was ascribed to Tarrytown Mall (or the related escrow or other asset accounts) in the estimated net asset value of the Partnership's portfolio at the end of 1997 of $6.31 per Unit.

RESULTS OF OPERATIONS

Because the Partnership adopted the liquidation basis of accounting on December 31, 1997, a comparison of the results of operations is not meaningful. The Partnership's operating results have been reflected on the statement of changes of net assets in liquidation.

For the three months ended March 31, 1998, the Partnership incurred a net operating loss of $27,904. Interest income for the three months ended March 31, 1998 of $49,870 resulted from the temporary investment of proceeds from the sales of shopping centers.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     27.1 Financial Data Schedule for the three months ended
          March 31, 1998.

(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 1998.

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

Date: May 13, 1998        By:  /s/ Richard J. Himelfarb
     ------------------        -----------------------------------
                               Richard J. Himelfarb, President





                          By:  FW Realty Limited Partnership,
                               General Partner

                          By:  FW Corporation, General Partner

Date: May 13, 1998        By:  /s/ William J. Wolfe
     ------------------        ---------------------------------
                               William J. Wolfe, President

EXHIBIT INDEX

Exhibit
Number

27.1 Financial Data Schedule for the three months ended March 31, 1998.