Form 10-Q
period 1998-06-30
MID ATLANTIC CENTERS LIMITED PARTNERSHIP
filed 1998-08-14
CIK 808375

              SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

                           FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For The Quarter Ended June 30, 1998

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

                         (410)539-0000
                         -------------
      (Registrant's telephone number, including area code)


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

                  MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                  STATEMENTS OF NET ASSETS IN LIQUIDATION


                                                June 30,    December 31,
                                                  1998          1997
                                             -------------  ------------
                                              (Unaudited)
   ASSETS (Liquidation Basis):
   Investment in real estate                   $8,184,373    $22,796,248
   Cash and cash equivalents                    1,315,273      5,245,307
   Tenant accounts receivable, net of
     allowance for doubtful accounts
     ($251,750 in 1998 and $102,831 in 1997)      264,447        367,393
   Other assets                                    87,923        338,816
                                              -----------   ------------
     Total assets                               9,852,016     28,747,764
                                              -----------   ------------
   LIABILITIES (Liquidation Basis):
   Long-term debt                               6,654,937     19,429,050
   Interest payable                             1,529,436      1,417,295
   Accounts payable and accrued expenses          192,352        161,607
   Security deposits                               27,651        103,175
   Due to related parties                             -           70,436
                                              -----------   ------------
   Total liabilities                            8,404,376     21,181,563
                                              -----------   ------------
   Net assets in liquidation                   $1,447,640     $7,566,201
                                              ===========   ============

     The accompanying notes are an integral part of these statements.

                  MID-ATLANTIC CENTERS LIMITED PARTNERSHIP

             STATEMENT OF CHANGES OF NET ASSETS IN LIQUIDATION
           for the period from January 1, 1998 to June 30, 1998
                                (Unaudited)


  Net assets in liquidation at December 31, 1997         $7,566,201
                                                         ----------
  Increase (decrease) during the period:
    Operating activities:
      Interest income                                        76,457
      Net loss from operating activities                   (161,564)
      Leasing commissions                                   (33,454)
                                                         ----------
                                                           (118,561)
                                                         ----------
    Liquidating activities:
      Distributions to partners                          (6,000,000)
                                                         ----------
                                                         (6,000,000)
                                                         ----------
 Net decrease in net assets in liquidation               (6,118,561)
                                                         ----------
 Net assets in liquidation at June 30, 1998              $1,447,640
                                                         ==========


        The accompanying notes are an integral part of this statement.

                MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                        STATEMENTS OF OPERATIONS
                              (Unaudited)

                                               For the      For the six
                                            quarter ended   months ended
                                            June 30, 1997  June 30, 1997
                                            -------------  -------------

  Income:
   Rental income                              $1,277,048     $2,615,470
   Tenant reimbursement income                   267,816        531,933
                                              ----------     ----------
     Total income                              1,544,864      3,147,403
                                              ----------     ----------
  Operating expenses:
   Interest expense                              635,888      1,297,932
   Write-down of assets                          550,000        550,000
   Depreciation                                  332,359        673,020
   Repairs and maintenance                       190,326        421,267
   Taxes and insurance                           190,475        377,830
   Management and leasing to related parties      96,445        183,445
   Provision for doubtful accounts                19,079         33,751
   Amortization                                   33,565         66,074
   Other expenses                                185,580        409,600
                                              ----------     ----------
     Total operating expenses                  2,233,717      4,012,919
                                              ----------     ----------
  Loss from rental operations                   (688,853)      (865,516)
   Other income:
   Gain (loss) on sale of shopping center        128,597        128,597
   Interest income                                32,194         67,099
                                              ----------     ----------
  Net loss                                    $ (528,062)    $ (669,820)
                                              ==========     ==========
  Net income allocated to general partners    $   25,583     $   24,165
                                              ==========     ==========
  Net loss allocated to assignee
   limited partners                           $ (553,645)    $ (693,985)
                                              ==========     ==========
  Net loss allocated to assignee
   limited partners per unit (1,200,000
   units issued and outstanding)              $    (0.46)    $    (0.58)
                                              ==========     ==========

     The accompanying notes are an integral part of these statements.

                   MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                  For the six months ended
                                                        June 30, 1997
                                                  ------------------------
        Cash flows from operating activities:
         Net loss                                         $ (669,820)
                                                          ----------
         Adjustments to reconcile net loss to net
         cash provided by operating activities:
          Depreciation and amortization                      739,094
          Write-down of assets                               550,000
          Gain on sale of shopping center                   (128,597)
         Changes in operating assets and liabilities:
          Decrease in tenant accounts receivable, net        101,014
          Decrease in prepaid expenses and other assets      115,046
          Increase in accounts payable and accrued
            expenses and other liabilities                    86,531
          Increase in accrued interest payable               203,200
          Increase in due to related parties                  12,213
                                                          ----------
            Total adjustments                              1,678,501
                                                          ----------
         Net cash provided by operating activities         1,008,681
                                                          ----------
        Cash flows from investing activities:
         Proceeds from sale of real estate                 2,503,957
         Improvements of real estate                        (115,237)
                                                          ----------
         Net cash provided by investing activities         2,388,720
                                                          ----------
        Cash flows from financing activities:
         Distributions to partners                        (2,400,000)
         Retirement of long-term debt                     (1,723,147)
         Principal payments on long-term debt               (299,591)
         Financing fees                                     (102,306)
                                                          ----------
         Net cash used in financing activities            (4,525,044)
                                                          ----------
        Net decrease in cash and cash equivalents         (1,127,643)
        Cash and cash equivalents at beginning of period   3,051,221
                                                          ----------
        Cash and cash equivalents at end of period        $1,923,578
                                                          ==========

        Supplemental disclosures of cash flow information:
         Cash paid during the period for:
           Interest                                       $1,094,732
                                                          ==========

       The accompanying notes are an integral part of this statement.

                 MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                       Notes to Financial Statements
                              June 30, 1998
                              -------------

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

Investment in Real Estate

Investment in real estate at June 30, 1998 and December 31, 1997 consists of land, buildings and improvements which are stated at estimated liquidation value. Investment in real estate at June 30, 1998 includes only Tarrytown Mall presented as described in Note D - Sale of Certain Shopping Centers and Plan of Liquidation.

Rental Income

Certain leases provide for either abatement of rents or scheduled rent increases over the life of the lease. Prior to the date of the adoption of the plan of liquidation, rental income was recorded on a straight-line basis of equal monthly payments over the respective terms of such leases. The balance of these receivables were written off upon adoption of liquidation accounting.

Statement of Cash Flows

For purposes of the statement of cash flows for the six months ended June 30, 1997, the Partnership considers cash in banks, commercial paper and repurchase agreements with original maturities of less than three months to be cash and cash equivalents.

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

NOTE B - RELATED PARTY TRANSACTIONS:

During the quarter ended June 30, 1998, the Partnership paid or accrued to First Washington Management, Inc., an affiliate of FW Realty Limited Partnership, one of the general partners, $14,115 and Legg Mason Realty Capital, Inc., an affiliate of Realty Capital IV Limited Partnership, the other general partner, $26,486 for management fees and reimbursement of operating expenses.

NOTE C - PARTNERSHIP ALLOCATIONS AND DISTRIBUTIONS:

Partnership allocations and distributions are made in the manner prescribed by the Partnership Agreement and as more fully described in Note F to the Partnership's financial statements in the annual report on Form 10-K for the year ended December 31, 1997.

In 1998, the Partnership has made cash distributions totaling
$6,000,000 or $5 per Assignee Limited Partnership Unit ($3 per Unit payable to Unitholders of record as of February 1, 1998 and $2 per Unit payable to Unitholders of record as of May 1, 1998). These distributions represented proceeds from the sale of shopping centers.

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

On April 30, 1998, the Partnership sold Woodlawn Village Shopping Center to an unrelated third party for a contract price of $2,375,000. The carrying value of this property had been adjusted at March 31, 1998 to reflect the actual sale transaction and estimated operating revenues and expenses expected to be recorded in 1998 for the period prior to the sale.

On June 5, 1998, the Partnership sold Quality Center Shopping Center to an unrelated third party for a contract price of $4,480,000. The carrying value of this property had been adjusted at March 31, 1998 to reflect the sale transaction and estimated operating revenues and expenses expected to be recorded in 1998 for the period prior to the sale.

The disposition of Tarrytown Mall is expected to be resolved following discussions with that center's mortgage lenders. The appraisal value of this property as of December 1, 1997 was below the level of the outstanding mortgage debt on the property. As a result, the carrying value of this property has been adjusted at June 30, 1998 and December 31, 1997 to the outstanding balance of the mortgage debt on the property and accrued interest as of the respective dates. The Partnership's net equity in Tarrytown Mall is effectively zero.

In February and May 1998, the Partnership made distributions totaling $3,600,000 and $2,400,000, respectively, to the limited partners. These distributions represented proceeds from the sale of shopping centers. It is currently the plan of the general partners to make one additional distribution to the limited partners subsequent to the liquidation of all partnership assets and satisfaction of all partnership liabilities.

The net amount ultimately available for distribution from the liquidated partnership depends on factors which cannot be predicted with certainty, particularly collection of tenant accounts receivable and expenses of the Partnership until completely liquidated.

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

The General Partners approved a plan of liquidation effective December 31, 1997. The plan provides that the Partnership sell or otherwise dispose of the Partnership's remaining shopping centers, liquidate all assets remaining after sale of the shopping centers and distribute net proceeds to the assignee limited partners. The Partnership adopted the liquidation basis of accounting effective December 31, 1997. Prior to that date, the Partnership recorded results of operations using the accrual basis of accounting.

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

As of June 30, 1998, tenant accounts receivable prior to the allowance for doubtful accounts totaled $516,197. As of December 31, 1997, comparative tenant accounts receivable totaled $470,224. During the six months ended June 30, 1998, the Partnership increased its allowance for doubtful accounts by $148,919 to $251,750. The allowance for doubtful accounts represents an allowance for tenant accounts receivable that may become uncollectible in the future. The increase in the allowance for doubtful accounts in 1998 resulted from adjustments made based on an analysis of the collectibility of tenant accounts receivable relating to shopping centers sold by the Partnership.

CASH FLOW

The Partnership recorded a $3,930,034 net decrease in cash and cash equivalents in the six months ended June 30, 1998. The decrease in cash and cash equivalents is primarily attributable to the payment of distributions to limited partners totaling $6,000,000 in 1998 which was offset in part by net proceeds from the sales of Lynnwood Place Shopping Center, Edgewood Plaza Shopping Center, Woodlawn Village Shopping Center and Quality Center Shopping Center. The sale of Lynnwood Place on January 29, 1998, Edgewood Plaza on March 2, 1998, Woodlawn Village on April 30, 1998 and Quality Center on June 5, 1998 contributed approximately $249,000, $912,000, $539,000 and $616,000, respectively, to cash and cash equivalents after payment of mortgage debt and transaction expenses related to the sale. See the discussions of the sales of these centers in Liquidity and Capital Resources herein.

LIQUIDITY AND CAPITAL RESOURCES

The cash and cash equivalents position of the Partnership at June 30, 1998 decreased $3,930,034 from that at December 31, 1997.

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

On April 30, 1998, the Partnership sold Woodlawn Village Shopping Center to an unrelated third party for a contract price of $2,375,000. Net proceeds from the sale, after payment of the mortgage debt and transaction expenses and adjustments for mortgage escrow balances, were approximately $539,000 or $0.45 per Unit which slightly exceeds the appraised net equity of Woodlawn Village included in the appraised value of the Partnership's portfolio at the end of 1997.

On June 5, 1998, the Partnership sold Quality Center Shopping Center to an unrelated third party for a contract price of $4,480,000. Net proceeds from the sale, after payment of the related mortgage debt and transaction expenses and adjustments for mortgage escrow balances, were approximately $616,000 or $0.51 per Unit which approximates the appraised net equity of Quality Center included in the appraised value of the Partnership's portfolio at the end of 1997.

The Partnership continues to own Tarrytown Mall. As a result of an appraised value of Tarrytown Mall below the outstanding balance of non-recourse debt, the Partnership continues to estimate its net equity in that property at zero. No value was ascribed to Tarrytown Mall (or the related escrow or other asset accounts) in the estimated net asset value of the Partnership's portfolio at the end of 1997.

In view of these considerations, the Partnership has offered to deed Tarrytown Mall to the second trust mortgage holder in satisfaction of mortgage indebtedness encumbering the property. The timing of such transfer has not been resolved at this time and discussions with that center's mortgage lenders regarding completion of the transfer continue.

At June 30, 1998, Tarrytown Mall was subject to $6,654,937 in mortgage indebtedness, of which $1,269,940 is a first trust mortgage and $5,384,997 is a second trust mortgage. In addition, at June 30, 1998, $12,104 in interest was accrued with respect to the first mortgage and $1,517,332 in interest was accrued with respect to the second mortgage. Both the first and second mortgages (principal and interest) are nonrecourse to the Partnership.

Payment obligations with respect to Tarrytown Mall indebtedness are currently limited to funds generated by current operations at that property. Absent resolution of the terms of voluntary transfer of the center, the Partnership may be required to default on its first trust mortgage obligation which would result in foreclosure of the property.

In accordance with liquidation accounting, the Partnership adjusted the carrying value of Tarrytown Mall to the sum of the outstanding balance of the mortgage debt on the property and accrued interest as of June 30, 1998 and December 31, 1997. In addition, escrow balances and other assets related to Tarrytown Mall were written off to reflect the assets at their estimated realizable values. Interest payable in the Partnership's financial statements of $1,529,436 relates to Tarrytown Mall and is payable out of cash flow from operations and sale or refinancing proceeds from that property and is not reflective of the fact that the principal and interest related to the Tarrytown Mall mortgages are nonrecourse to the Partnership.

During 1998, the Partnership has made cash distributions aggregating $6,000,000 or $5 per Unit to Limited Partners which represented proceeds from the sales of shopping centers and directly reduced the net asset value of the Partnership. As of June 30, 1998, cumulative cash distributions of $17,447,888 and $62,391 had been made to Limited Partners and General Partners, respectively.

The Partnership's net assets were valued at approximately $6.31 per Unit as of December 31, 1997. Subsequent to that valuation, $5 per Unit ($3 per Unit in February and $2 per Unit in May) in sales proceeds have been distributed to Limited Partners. These distributions directly reduced the net asset value of the Partnership. The General Partners currently intend to make a final distribution to Limited Partners subsequent to the liquidation of all partnership assets and provision for all partnership liabilities. The General Partners currently estimate the net amount of the final distribution to be in the range of $1.15 to $1.25 per Unit with the ultimate amount particularly dependent on collection of retained tenant accounts receivable and expenses of the Partnership until completely liquidated. Although the General
Partners will make every effort to complete the liquidation of the Partnership in 1998, that objective may not be achieved, particularly in view of the uncertainty regarding timing of the disposition of Tarrytown Mall.

RESULTS OF OPERATIONS

Because the Partnership adopted the liquidation basis of accounting on December 31, 1997, a comparison of the results of operations is not meaningful. The Partnership's operating results have been reflected on the statement of changes of net assets in liquidation.

For the three months ended June 30, 1998, the Partnership incurred a net operating loss of $133,660 and had interest income of $26,587. For the six months ended June 30, 1998, the Partnership incurred a net operating loss of $161,564 and had interest income of $76,457. Net operating loss for these periods resulted primarily from adjustments made to the provision for doubtful accounts based on an analysis of the collectibility of tenant accounts receivable relating to centers sold by the Partnership. Interest income resulted from the temporary investment of proceeds from the sales of shopping centers.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

27.1  Financial Data Schedule for the six months ended
      June 30, 1998.

(b)  REPORTS ON FORM 8-K

     The Partnership filed a report on Form 8-K in June 1998 to report the sale of Quality Center Shopping Center on June 5, 1998.

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

Date: August 14, 1998     By:  /s/ Richard J. Himelfarb
     ------------------        -----------------------------------
                               Richard J. Himelfarb, President





                          By:  FW Realty Limited Partnership,
                               General Partner

                          By:  FW Corporation, General Partner

Date: August 14, 1998     By:  /s/ William J. Wolfe
     ------------------        ---------------------------------
                               William J. Wolfe, President

EXHIBIT INDEX

Exhibit
Number

27.1 Financial Data Schedule for the six months ended June 30, 1998.