Form 10-Q
period 1998-09-30
MID ATLANTIC CENTERS LIMITED PARTNERSHIP
filed 1998-11-10
CIK 808375

              SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

                           FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For The Quarter Ended September 30, 1998

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

                  MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                  STATEMENTS OF NET ASSETS IN LIQUIDATION


                                             September 30,  December 31,
                                                  1998          1997
                                             -------------  ------------
                                              (Unaudited)
   ASSETS (Liquidation Basis):
   Investment in real estate                   $8,224,573    $22,796,248
   Cash and cash equivalents                    1,377,352      5,245,307
   Tenant accounts receivable, net of
     allowance for doubtful accounts
     ($193,852 in 1998 and $102,831 in 1997)      156,716        367,393
   Other assets                                    73,478        338,816
                                              -----------   ------------
     Total assets                               9,832,119     28,747,764
                                              -----------   ------------
   LIABILITIES (Liquidation Basis):
   Long-term debt                               6,587,437     19,429,050
   Interest payable                             1,637,136      1,417,295
   Accounts payable and accrued expenses          127,000        161,607
   Security deposits                               29,251        103,175
   Due to related parties                             -           70,436
                                              -----------   ------------
   Total liabilities                            8,380,824     21,181,563
                                              -----------   ------------
   Net assets in liquidation                   $1,451,295     $7,566,201
                                              ===========   ============

     The accompanying notes are an integral part of these statements.

                  MID-ATLANTIC CENTERS LIMITED PARTNERSHIP

             STATEMENT OF CHANGES OF NET ASSETS IN LIQUIDATION
         for the period from January 1, 1998 to September 30, 1998
                                (Unaudited)


  Net assets in liquidation at January 1, 1998           $7,566,201
                                                         ----------
  Increase (decrease) during the period:
    Operating activities:
      Net loss from operating activities                   (171,645)
      Interest income                                        90,193
      Leasing commissions                                   (33,454)
                                                         ----------
                                                           (114,906)
    Liquidating activities:
      Distributions to partners                          (6,000,000)
                                                         ----------
 Net decrease in net assets in liquidation               (6,114,906)
                                                         ----------
 Net assets in liquidation at September 30, 1998         $1,451,295
                                                         ==========


        The accompanying notes are an integral part of this statement.

                MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                        STATEMENTS OF OPERATIONS
                              (Unaudited)

                                             For the          For the nine
                                          quarter ended       months ended
                                       September 30, 1997  September 30, 1997
                                       ------------------  ------------------

  Income:
   Rental income                           $1,046,315          $3,661,785
   Tenant reimbursement income                235,020             766,953
                                           ----------          ----------
     Total income                           1,281,335           4,428,738
                                           ----------          ----------
  Operating expenses:
   Interest expense                           564,318           1,862,250
   Depreciation                               274,669             947,689
   Repairs and maintenance                    185,332             606,599
   Write-down of assets                          -                550,000
   Taxes and insurance                        144,718             522,548
   Management and leasing to related parties   74,700             258,145
   Amortization                                40,482             106,556
   Provision for doubtful accounts             20,262              54,013
   Other expenses                             135,671             545,271
                                           ----------          ----------
     Total operating expenses               1,440,152           5,453,071
                                           ----------          ----------
  Loss from rental operations                (158,817)         (1,024,333)
  Other income:
   Gain on sale of shopping centers           175,726             304,323
   Interest income                             69,975             137,074
                                           ----------          ----------
  Net income (loss)                        $   86,884          $ (582,936)
                                           ==========          ==========
  Net income allocated to general partners $   43,379          $   67,544
                                           ==========          ==========
  Net income (loss) allocated to assignee
   limited partners                        $   43,505          $ (650,480)
                                           ==========          ==========
  Net income (loss) allocated to assignee
   limited partners per unit (1,200,000
   units issued and outstanding)           $     0.04          $    (0.54)
                                           ==========          ==========

     The accompanying notes are an integral part of these statements.

                   MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                 For the nine months ended
                                                     September 30, 1997
                                                 -------------------------
        Cash flows from operating activities:
         Net loss                                         $ (582,936)
                                                          ----------
         Adjustments to reconcile net loss to net
         cash provided by operating activities:
          Depreciation and amortization                    1,054,245
          Write-down of assets                               550,000
          Gain on sale of shopping centers                  (304,323)
         Changes in operating assets and liabilities:
          Decrease in tenant accounts receivable, net        124,995
          Decrease in prepaid expenses and other assets      128,787
          Decrease in accounts payable and accrued
            expenses and other liabilities                    (2,631)
          Increase in accrued interest payable               242,985
          Increase in due to related parties                  12,767
                                                          ----------
            Total adjustments                              1,806,825
                                                          ----------
         Net cash provided by operating activities         1,223,889
                                                          ----------
        Cash flows from investing activities:
         Proceeds from sale of real estate                 9,928,513
         Improvements of real estate                        (138,725)
                                                          ----------
         Net cash provided by investing activities         9,789,788
                                                          ----------
        Cash flows from financing activities:
         Retirement of long-term debt                     (5,027,880)
         Distributions to partners                        (2,400,000)
         Principal payments on long-term debt               (437,223)
         Financing fees                                     (102,625)
         Mortgage escrow deposits                            200,000
                                                          ----------
         Net cash used in financing activities            (7,767,728)
                                                          ----------
        Net increase in cash and cash equivalents          3,245,949
        Cash and cash equivalents at beginning of period   3,051,221
                                                          ----------
        Cash and cash equivalents at end of period        $6,297,170
                                                          ==========

        Supplemental disclosures of cash flow information:
         Cash paid during the period for:
           Interest                                       $1,619,265
                                                          ==========

       The accompanying notes are an integral part of this statement

                 MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                       Notes to Financial Statements
                            September 30, 1998
                            ------------------

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

Investment in Real Estate

Investment in real estate at September 30, 1998 and December 31, 1997 consists of land, buildings and improvements which are stated at estimated liquidation value. Investment in real estate at September 30, 1998 includes only Tarrytown Mall presented as described in Note D
- Sale of Certain Shopping Centers and Plan of Liquidation.

Rental Income

Certain leases provide for either abatement of rents or scheduled rent increases over the life of the lease. Prior to the date of the adoption of the plan of liquidation, rental income was recorded on a straight-line basis of equal monthly payments over the respective terms of such leases. The balance of these receivables were written off upon adoption of liquidation accounting.

Statement of Cash Flows

For purposes of the statement of cash flows for the nine months ended September 30, 1997, the Partnership considers cash in banks, commercial paper and repurchase agreements with original maturities of less than three months to be cash and cash equivalents.

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

NOTE B - RELATED PARTY TRANSACTIONS:

During the quarter ended September 30, 1998, the Partnership paid to First Washington Management, Inc. and Legg Mason Realty Capital, Inc., affiliates of the general partners, a total of $24,938 for reimbursement of operating expenses.

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

The disposition of Tarrytown Mall is expected to be resolved following discussions with that center's mortgage lenders. The appraised value of this property as of December 1, 1997 was below the level of the outstanding mortgage debt on the property. As a result, the carrying value of this property has been adjusted at September 30, 1998 and December 31, 1997 to the outstanding balance of the mortgage debt on the property and accrued interest as of the respective dates. The Partnership's net equity in Tarrytown Mall is effectively zero.

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

As of September 30, 1998, tenant accounts receivable prior to the allowance for doubtful accounts totaled $350,568. As of December 31, 1997, comparative tenant accounts receivable totaled $470,224. During the nine months ended September 30, 1998, the Partnership increased its allowance for doubtful accounts by $91,021 to $193,852. The allowance for doubtful accounts represents an allowance for tenant accounts receivable that may become uncollectible in the future. The increase in the allowance for doubtful accounts in 1998 resulted from adjustments made based on an analysis of the collectibility of tenant accounts receivable relating to shopping centers sold by the Partnership.

CASH FLOW

The Partnership recorded a $3,867,955 net decrease in cash and cash equivalents in the nine months ended September 30, 1998. The decrease in cash and cash equivalents is primarily attributable to the payment of distributions to limited partners totaling $6,000,000 in 1998 which was offset in part by net proceeds from the sales of Lynnwood Place Shopping Center, Edgewood Plaza Shopping Center, Woodlawn Village Shopping Center and Quality Center Shopping Center. The sale of Lynnwood Place on January 29, 1998, Edgewood Plaza on March 2, 1998, Woodlawn Village on April 30, 1998 and Quality Center on June 5, 1998 contributed approximately $249,000, $912,000, $539,000 and $616,000, respectively, to cash and cash equivalents after payment of mortgage debt and transaction expenses related to the sale. See the discussions of the sales of these centers in Liquidity and Capital Resources herein.

LIQUIDITY AND CAPITAL RESOURCES

The cash and cash equivalents position of the Partnership at September 30, 1998 decreased $3,867,955 from that at December 31, 1997.
On January 29, 1998, the Partnership sold Lynnwood Place Shopping Center to an unrelated third party for a contract price of $6,365,000. The carrying value of this property had been adjusted at December 31, 1997 to reflect the actual sale transaction and estimated operating revenues and expenses expected to be recorded in 1998 for the period prior to the sale. Net proceeds from the sale, after satisfaction of the mortgage debt and transaction expenses and adjustments for mortgage escrow balances, were approximately $249,000 or $0.21 per Assignee Limited Partnership Unit ("Unit") which approximates the appraised net equity of Lynnwood Place included in the appraised value of the Partnership's portfolio at the end of 1997.

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

The Partnership continues to own Tarrytown Mall Shopping Center and to estimate its net equity in that center at zero, reflecting an appraised value of Tarrytown Mall below non-recourse debt. No value was ascribed to Tarrytown Mall (or the related escrow or other asset accounts) in the estimated net asset value of the Partnership's portfolio at the end of 1997.

In view of these considerations, the Partnership has offered to deed Tarrytown Mall to the second trust mortgage holder in satisfaction of mortgage indebtedness encumbering the property. The holder of the second trust has advised the Partnership that it will not deal with this matter until the mortgage debt comes due in January 1999.

At September 30, 1998, Tarrytown Mall was subject to $6,587,437 in mortgage indebtedness, of which $1,202,440 is a first trust mortgage and $5,384,997 is a second trust mortgage. In addition, at September 30, 1998, $12,104 in interest was accrued with respect to the first mortgage and $1,625,032 in interest was accrued with respect to the second mortgage. Both the first and second mortgages (principal and interest) are non-recourse to the Partnership.

Payment obligations with respect to Tarrytown Mall indebtedness are currently limited to funds generated by current operations at that property and the General Partners are focused on continuing to limit the Partnership's liability to such funds. Absent resolution of the terms of voluntary transfer of the center, the Partnership anticipates foreclosure of the property when the mortgage debt securing Tarrytown Mall matures.

In accordance with liquidation accounting, the Partnership adjusted the carrying value of Tarrytown Mall to the sum of the outstanding balance of the mortgage debt on the property and accrued interest as of September 30, 1998 and December 31, 1997. In addition, escrow balances and other assets related to Tarrytown Mall were written off to reflect the assets at their estimated realizable values. Interest payable in the Partnership's financial statements of $1,637,136 relates to Tarrytown Mall and is payable out of cash flow from operations and sale or refinancing proceeds from that property and is not reflective of the fact that the principal and interest related to the Tarrytown Mall mortgages are non-recourse to the Partnership.

Although the General Partners have attempted to complete the liquidation of the Partnership in 1998, it now appears that this objective will not be achieved, particularly in view of the circumstances regarding timing of the disposition of Tarrytown Mall.

During 1998, the Partnership has made cash distributions aggregating $6,000,000 or $5 per Unit to Limited Partners which represented proceeds from the sales of shopping centers and directly reduced the net asset value of the Partnership. As of September 30, 1998, cumulative cash distributions of $17,447,888 and $62,391 had been made to Limited Partners and General Partners, respectively.

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

For the three months ended September 30, 1998, the Partnership incurred a net operating loss of $10,081 and had interest income of $13,736. For the nine months ended September 30, 1998, the Partnership incurred a net operating loss of $171,645 and had interest income of $90,193. Net operating loss for these periods resulted primarily from adjustments made to the provision for doubtful accounts based on an analysis of the collectibility of tenant accounts receivable relating to centers sold by the Partnership. Interest income resulted from the temporary investment of proceeds from the sales of shopping centers.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

27.1  Financial Data Schedule for the nine months ended
      September 30, 1998.

(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Partnership during the quarter ended September 30, 1998.





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

Date: November 10, 1998   By:  /s/ Richard J. Himelfarb
     ------------------        -----------------------------------
                               Richard J. Himelfarb, President


                          By:  FW Realty Limited Partnership,
                               General Partner

                          By:  FW Corporation, General Partner

Date: November 10, 1998   By:  /s/ William J. Wolfe
     ------------------        ---------------------------------
                               William J. Wolfe, President

EXHIBIT INDEX

Exhibit
Number

27.1     Financial Data Schedule for the nine months ended
         September 30, 1998.