Form 10-K
period 1998-12-31
MID ATLANTIC CENTERS LIMITED PARTNERSHIP
filed 1999-03-25
CIK 808375

          SECURITIES AND EXCHANGE COMMISSION
                Washington, DC  20549

                        FORM 10-K

(Mark One)
  X   Annual Report Pursuant to Section 13 or 15(d) of the
----  Securities Exchange Act of 1934
      For the fiscal year ended:  December 31, 1998

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

ITEM 1.  BUSINESS

GENERAL

Mid-Atlantic Centers Limited Partnership (the "Partnership") was organized under the Maryland Revised Uniform Limited Partnership Act on December 16, 1986. The Partnership was formed to acquire, hold, lease and ultimately sell a portfolio of community and neighborhood shopping center properties. The General Partners of the Partnership are FW Realty Limited Partnership, organized under the Uniform Limited Partnership Act of the District of Columbia, and Realty Capital IV Limited Partnership, organized under the Maryland Revised Uniform Limited Partnership Act (collectively, the "General Partners").

The Partnership had an original portfolio of eleven shopping centers. The Partnership sold ten of the properties as follows: Orchard Square Shopping Center on December 29, 1995, Holiday Shopping Center on May 3, 1996, Cloister Shopping Center on May 28, 1997, Jackson Heights Shopping Center on July 16, 1997, Berkeley Square Shopping Center on September 10, 1997, Highlandtown Village Shopping Center on December 19, 1997, Lynnwood Place Shopping Center on January 29, 1998, Edgewood Plaza Shopping Center on March 2, 1998, Woodlawn Village Shopping Center on April 30, 1998 and Quality Center Shopping Center on June 5, 1998. Each of the eleven shopping centers acquired by the Partnership were purchased from unaffiliated parties and the ten sold were acquired from the Partnership by unaffiliated parties. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The General Partners approved a plan of liquidation effective December 31, 1997. The plan provided that the Partnership sell or otherwise dispose of the Partnership's remaining shopping centers, liquidate all assets remaining after sale of the shopping centers and distribute net proceeds to the assignee limited partners. The Partnership adopted the liquidation basis of accounting effective December 31, 1997. Prior to that date, the Partnership recorded results of operations using the accrual basis of accounting. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations, - General."

As of the date of this filing and as of December 31, 1998, the Partnership owns one shopping center property, Tarrytown Mall Shopping Center in Rocky Mount, North Carolina. No value currently is ascribed to Tarrytown Mall in the estimated net asset value of the Partnership's assets, and none has been ascribed from and after December 31, 1995. The Partnership has offered to deed Tarrytown Mall to the second trust lender in satisfaction of the mortgage debt. See Item 2, "Properties," and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Partnership has no employees. The General Partners or their affiliates provide, or contract with third parties to provide, services required for Partnership operation and administration. See Item 13, "Certain Relationships and Related Transactions."

ITEM 2.  PROPERTIES

The Partnership has sold ten of its eleven shopping center properties as stated in Item 1, "Business". The Partnership has offered to deed its remaining property, Tarrytown Mall, to the second trust mortgage lender in satisfaction of mortgage indebtedness encumbering the property. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

In order to provide certain information required by retirement account investors, the General Partners value the assets of the Partnership at December 31 each year. Based on 1,200,000 Assignee Limited Partnership Units (the "Units") outstanding, the Partnership's net assets were valued at approximately $6.31 per Unit as of December 31, 1997 as described in Item 2, "Properties" of the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997. In 1998, subsequent to that valuation, $5 per Unit ($3 per Unit in February and $2 per Unit in May) in sales proceeds were distributed to Limited Partners. These distributions directly reduced the net asset value of the Partnership. The General Partners currently intend to make a final distribution to Limited Partners subsequent to the liquidation of all partnership assets and provision for all partnership liabilities. As of December 31, 1998 and currently, the General Partners estimate the net amount of the final distribution to be in the range of $1.15 to $1.25 per Unit with the ultimate amount particularly dependent on collection of accounts receivable and expenses of the Partnership until completely liquidated.

TARRYTOWN MALL SHOPPING CENTER

In September 1988, the Partnership purchased Tarrytown Mall Shopping Center ("Tarrytown Mall"), a 322,081 leasable square-foot enclosed mall. The property is located in Rocky Mount, North Carolina. The largest tenants at Tarrytown Mall include Montgomery Ward, Goody's Family Clothing and a public charter school.

The Partnership estimates its net equity in Tarrytown Mall at zero, reflecting an appraised value of that center below non-recourse debt. No value currently is ascribed to Tarrytown Mall (or related asset accounts) in the estimated net asset value of the Partnership's assets and none has been ascribed from and after December 31, 1995.

In view of these circumstances, the Partnership has offered to deed Tarrytown Mall to the second trust lender in satisfaction of mortgage indebtedness encumbering the property. Pursuant to the terms of the second trust, payment obligations with respect to the Tarrytown Mall indebtedness are limited to funds generated by operations at that property. An obligation in the amount of approximately $212,000 for funds so generated is reflected as a liability in the Partnership's financial statements as of December 31, 1998. Absent resolution of the terms of a voluntary transfer of the center, the Partnership anticipates foreclosure of the property.

Effective January 1, 1999, with the consent of the Partnership, the second trust lender of Tarrytown Mall assumed management of the property. On January 6, 1999, that lender paid the outstanding principal balance plus accrued interest on the first trust mortgage secured by that property which matured January 1, 1999, and such payment was considered an advance under the second trust mortgage. The mortgage escrow balances held by the first trust lender were applied to pay down the first trust mortgage principal.

As of December 31, 1998, average annual net rent at Tarrytown Mall was $3.69 per square foot and the range of net rental rates were $1.96 to $17.28 per square foot. Average annual net rent is calculated based on the shopping center's aggregate annual net rent (prior to assessments for pass-throughs) for leases in place as of December 31, 1998 divided by the total leased square feet for the shopping center as of that date. For purposes of this calculation, net rental rates do not include net rental rates for kiosks.

As of December 31, 1998, 26 tenants have leases expiring in 1999. The square footage of leases expiring represents 20% of the total square footage. These tenants contributed approximately $329,000 to 1998 total rent of Tarrytown Mall or 35% of total rent. Total rent for purposes of these calculations does not include tenant reimbursement income or rental income accrued for rent adjustments related to rent abatements and scheduled rent increases.

As of December 31, 1998, tenants leasing 10% or more of the space in Tarrytown Mall include a public charter school leasing 79,066 square feet or 25% of total leasable space and Montgomery Ward, a department store, leasing 74,069 square feet or 23% of total leasable space. The annual rents per square foot for the public charter school and Montgomery Ward are $3.75 and $1.96, respectively. Their lease expiration dates are June 2012 and October 2003, respectively. The charter school has four five-year lease renewal options with rent at escalating rates per square foot. Montgomery Ward has three five-year lease renewal options with rent at an identical rate per square foot as the original lease.

ITEM 3. LEGAL PROCEEDINGS

The Partnership is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Partnership or its properties, other than routine litigation arising in the ordinary course of business or which is expected to be covered by the Partnership's liability insurance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of investors (the "Limited
Partners") holding Units during 1998.

PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S UNITS OF ASSIGNEE LIMITED
        PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

The Partnership completed its public offering of Units on November 11, 1987. As of December 31, 1998, there were approximately 2,700 holders of 1,200,000 Units of the Partnership. There is no trading market for the Units and there is no expectation that one will develop. See Page 66 of the Partnership's Prospectus dated March 25, 1987 incorporated by reference herein, for a discussion of the restrictions on transfer of the Units.

In 1998 and 1997, the Partnership made cash distributions to limited partners aggregating $6,000,000 ($5 per Unit) and $4,800,000 ($4 per Unit), respectively, which represented proceeds from the sales of shopping centers. Prior to these distributions, no cash distributions had been made to Limited Partners since 1990. See Pages 59 through 62 of the Partnership's Prospectus dated March 25, 1987 incorporated by reference herein, for a discussion of the manner in which distributions of cash flow, sale, or refinancing proceeds and allocations of the net income or net loss from operations and gain or loss from a sale or refinancing are to be made by the Partnership.

ITEM 6.  SELECTED FINANCIAL DATA

The General Partners approved a plan of liquidation effective December 31, 1997. As a result, the liquidation basis of accounting was adopted effective December 31, 1997. Prior to that date, the Partnership recorded results of operations using the accrual basis of accounting.

The following tables set forth selected financial information relating to the Partnership's financial position and operating results. The financial information for 1998 is not comparable to that for prior years as a result of the Partnership's adoption of the liquidation basis of accounting. As a result, the financial information for 1998 is presented in a separate table. For comparative purposes, the financial information for 1997 reflects the Partnership's operating results and financial position immediately prior to the adoption of liquidation accounting. The information from both tables should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the "Financial Statements and Supplementary Data" which are included in Items 7 and 8, respectively, herein.

                                              For the Year Ended
                                               December 31, 1998
                                              ------------------
Operating Results:
 Net loss from operating activities             $  (184,659)
 Financial Position, End of Year:
   Investment in real estate                      8,040,351
   Total assets                                   9,929,185
   Long-term debt, including
     current maturities                           6,519,937
   Interest payable                               1,520,414
   Net assets in liquidation                      1,497,106
 Per Assignee Limited Partnership Unit:
   Cash distributions                                  5.00


                                       For the Years Ended December 31,
                              -----------------------------------------------
                                 1997         1996        1995        1994
                              ----------  -----------  ----------  ----------
Operating Results: (1)
  Total income                $5,471,208   $6,476,674  $7,426,069  $7,907,735
  Loss from rental operations (1,347,928)  (3,500,781) (3,313,097) (1,727,918)
  Gain (loss) from sales         647,002      (78,687) (2,271,249)       -
  Extraordinary gain related
    to forgiveness of debt          -            -      1,602,902        -
  Net loss                      (479,417)  (3,225,468) (3,778,465) (1,717,157)
 Financial Position, End of
  Year: (1)
   Investment in real estate
     held for lease, net (2)  19,428,332   34,384,021  39,787,906  50,532,803
   Total assets (2)           25,995,109   39,667,115  43,564,545  53,218,234
   Long-term debt, including
     current maturities       19,429,050   28,104,113  29,130,611  35,285,891
 Per Assignee Limited
     Partnership Unit:
   Net loss (1)                    (0.52)       (2.71)      (3.57)      (1.42)
   Cash distributions               4.00          -            -           -

(1) - The 1997, 1996, 1995 and 1994 operating results and the financial position as of December 31, 1997, 1996, 1995 and 1994 reflect the effect of write-downs of assets totaling $550,000 in 1997 related to Berkeley Square, $2,895,000 in 1996 and $2,606,156 in 1995 related to Tarrytown Mall and $1,587,746 in 1994 related to Tarrytown Mall and Holiday. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," herein for a discussion of the write-downs of assets.
(2)- The 1997 investment in real estate held for lease, net and total assets reflect the Partnership's financial position immediately prior to the adoption of liquidation accounting.

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

Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts. The valuation of assets and liabilities necessarily requires estimates and assumptions, and there are substantial uncertainties in carrying out the dissolution of the Partnership. The actual values upon dissolution and costs associated therewith could be higher or lower than the amounts recorded. In connection with the planned liquidation, the Partnership has recorded a reserve for additional expenses to reflect the Partnership's best estimate of the costs associated with the liquidation.

The Partnership's rental income from its shopping center properties has consisted of base rents from tenants occupying space in each shopping center. In addition, certain leases have provided for additional rent computed based on a percentage of gross sales in excess of specified levels. In some cases, leases have provided for rent abatements and scheduled rent increases over the life of the lease. Prior to the adoption of the liquidation basis of accounting, to the extent a lease provided for rent abatements or adjustments, the Partnership, in accordance with generally accepted accounting principles, recognized rental income on the basis of equal monthly payments over the term of such lease. The balance of the tenant accounts receivable related to the recording of rental income on a straight-line basis were written off upon adoption of liquidation accounting.

Tenant reimbursement income has included payments made by tenants under leases representing payment of a tenant's agreed share of real estate taxes, insurance, utility charges and common area maintenance expenses. Other expenses have included the balance of utility expenses, leasing expenses (other than commissions) and miscellaneous expenses such as legal and accounting fees and administrative expenses.

The Partnership's shopping centers are held subject to mortgages with principal balances as of December 31, 1996, 1997 and 1998 as described in the following chart:

MORTGAGE LOANS SECURED BY SHOPPING CENTERS

                                         FACE
  SHOPPING CENTER   INTEREST MATURITY  AMOUNT OF    BALANCE     BALANCE     BALANCE
     MORTGAGES        RATE     DATE    MORTGAGES   12/31/96    12/31/97    12/31/98
--------------------  ----   -------  ----------  ----------  ----------  ----------
Tarrytown Mall -    9.25% at
  first trust (1) 12/31/98(2) 1/1/99  $2,640,940  $1,674,940  $1,404,940  $1,134,940
Tarrytown Mall -
  second trust        8.0%    1/1/99   6,500,000   5,384,997   5,384,997   5,384,997
Woodlawn Village       -        -      1,950,000   1,810,780   1,774,747        -
Lynnwood Place         -        -      6,600,000   6,220,016   5,846,495        -
Edgewood Plaza         -        -      1,400,000   1,380,501   1,362,160        -
Quality Center         -        -      4,150,000   3,692,436   3,655,711        -
Highlandtown Village   -        -      3,275,000   3,136,332        -           -
Jackson Heights        -        -      2,450,000   1,974,849        -           -
Cloister               -        -      1,750,000   1,444,197        -           -
Berkeley Square        -        -      1,975,000   1,385,065        -           -
                                     ----------- ----------- ----------- -----------
Totals                               $32,690,940 $28,104,113 $19,429,050  $6,519,937
                                     =========== =========== =========== ===========
 (1)  - The Tarrytown Mall first trust mortgage was paid in full by the second trust lender on January 6, 1999, and such payment was considered an advance under the second trust mortgage.
 (2) - Interest rate at the prime rate plus 1.50%, with a floor of 7.5%.

The mortgage loans are generally without recourse to the assets of the Partnership other than the particular property (and related receivables, leases, personal property and certain escrows) securing such mortgage loans. The mortgages are not cross-collaterized.

At December 31, 1998, Tarrytown Mall was subject to $6,519,937 in mortgage indebtedness, of which $1,134,940 was represented by a first trust mortgage and $5,384,997 was represented by a second trust mortgage. In addition, at December 31, 1998, approximately $1,520,414 of interest was accrued with respect to the second mortgage.

Tarrytown Mall's first trust mortgage required principal payments of $22,500 per month until January 1, 1999, when the mortgage was scheduled to mature. On January 6, 1999, Tarrytown Mall's second trust lender paid the outstanding principal balance and accrued interest on the first trust mortgage, and such payment was considered an advance under the second trust mortgage. The mortgage escrow balances held by the first trust lender were applied to pay down first trust mortgage principal.

The second trust mortgage requires that after payment of first trust debt service and capital improvements made with respect to Tarrytown Mall, net cash flow from operations from that center be applied to second trust mortgage interest and principal curtailments. To the extent that net cash flow is insufficient to make second trust debt service payments, unpaid interest on the second trust loan is accrued rather than paid. The Partnership accrued approximately $430,000 in unpaid interest in 1998. Accrued and unpaid interest bears interest at 8% per annum and is due at the maturity of the loan or earlier to the extent net cash flow is available.

The Partnership has offered to deed Tarrytown Mall to the second trust lender in satisfaction of mortgage indebtedness encumbering the property. Pursuant to the terms of the mortgage agreement, payment obligations with respect to the Tarrytown Mall indebtedness are limited to funds generated by operations at that property. An obligation in the amount of approximately $212,000 for funds so generated is reflected as a liability in the Partnership's financial statements as of December 31, 1998. Absent resolution of the terms of a voluntary transfer of the center, the Partnership anticipates foreclosure of the property.

CASH FLOW

The Partnership recorded a $3,476,902 net decrease in cash and cash equivalents in 1998. The decrease in cash and cash equivalents is primarily attributable to the payment of distributions to limited partners totaling $6,000,000 in 1998 which was offset in part by net proceeds aggregating approximately $2,316,000 from the sale of four shopping centers in 1998. The sale of Lynnwood Plaza Shopping Center on January 29, 1998, Edgewood Plaza Shopping Center on March 2, 1998, Woodlawn Village Shopping Center on April 30, 1998 and Quality Center Shopping Center on June 5, 1998 contributed approximately $249,000, $912,000, $539,000 and $616,000, respectively, to cash and cash equivalents after payment of mortgage debt and transaction expenses related to the sales. See the discussions of the sales of these centers incorporated by reference from Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," herein.

LIQUIDITY AND CAPITAL RESOURCES

The cash and cash equivalents position of the Partnership at December 31, 1998 decreased approximately $3,477,000 from December 31, 1997 primarily as a result of payment of distributions to limited partners of $6,000,000, offset in part by aggregate net proceeds from the sale of shopping centers of approximately $2,316,000.

As of December 31, 1998, cumulative cash distributions of $17,447,888 and $62,391 had been made to Limited Partners and General Partners, respectively. During 1998 and 1997, the Partnership made cash distributions aggregating $10,800,000 or $9 per Assignee Limited Partnership Unit ("Unit") to Limited Partners which represented proceeds from the sales of shopping centers and directly reduced the net asset value of the Partnership. Prior to 1997, cumulative cash distributions of $6,647,888 and $62,391 had been made to Limited Partners and General Partners, respectively.

The General Partners agreed to loan to the Partnership, without interest, up to a maximum amount equal to 50% of the acquisition fees actually paid to them at the time the loan was made in the event the annual cumulative non-compounded return to Limited Partners fell below 7% of the allocable invested capital for the period from February 1, 1989 through January 31, 1992. In 1990, the General Partners fulfilled their obligation under the Cash Flow Protector provisions. Prior to the adoption of liquidation accounting, the Partnership's financial statements reflected Cash Flow Protector Loans totaling $789,203, which were payable to FW Realty Limited Partnership in the amount of $599,794 and to Realty Capital IV Limited Partnership in the amount of $189,409. Effective December 31, 1997, the amounts payable under the Cash Flow Protector Loans were reduced to zero to reflect the loans at their estimated payable amounts.

In addition, upon adoption of liquidation accounting which was effective December 31, 1997, acquisition fees totaling $73,431, which were payable to FW Realty Limited Partnership in the amount of $55,808 and to Realty Capital IV Limited Partnership in the amount of $17,623, were written off to reflect the determination of the General Partners not to make such payments.

The General Partners currently intend to make a final distribution to Limited Partners subsequent to the liquidation of all partnership assets and satisfaction of all partnership liabilities. As of December 31, 1998 and currently, the General Partners estimate the net amount of the final distribution to be in the range of $1.15 to $1.25 per Unit with the ultimate amount particularly dependent on collection of accounts receivable and expenses of the Partnership until completely liquidated.

During 1998, the Partnership sold Lynnwood Place Shopping Center, Edgewood Plaza Shopping Center, Woodlawn Village Shopping Center and Quality Center Shopping Center. During 1997, the Partnership sold Cloister Shopping Center, Jackson Heights Shopping Center, Berkeley Square Shopping Center and Highlandtown Village Shopping Center.

On January 29, 1998, the Partnership sold Lynnwood Place Shopping Center for a contract price of $6,365,000. Net proceeds from the sale, after payment of mortgage debt and transaction expenses and adjustments for mortgage escrow balances, were approximately $249,000 or $0.21 per Unit.

On March 2, 1998, the Partnership sold Edgewood Plaza Shopping Center for a contract price of $2,220,000. Net proceeds from the sale, after payment of mortgage debt and transaction expenses and adjustments for mortgage escrow balances, were approximately $912,000 or $0.76 per Unit.

On April 30, 1998, the Partnership sold Woodlawn Village Shopping Center for a contract price of $2,375,000. Net proceeds from the sale, after payment of mortgage debt and transaction expenses and adjustments for mortgage escrow balances, were approximately $539,000 or $0.45 per Unit.

On June 5, 1998, the Partnership sold Quality Center Shopping Center for a contract price of $4,480,000. Net proceeds from the sale, after payment of mortgage debt and transaction expenses and adjustments for mortgage escrow balances, were approximately $616,000 or $0.51 per Unit.

On May 28, 1997, the Partnership sold Cloister Shopping Center for a contract price of $2,650,000. Net proceeds from the sale, after payment of mortgage debt and transaction expenses and adjustments for mortgage escrow balances, were approximately $1,119,000 or $0.93 per Unit.

On July 16, 1997, the Partnership sold Jackson Heights Shopping Center for a contract price of $4,800,000. Net proceeds from the sale, after payment of mortgage debt and transaction expenses, were approximately $2,577,000 or $2.15 per Unit.

On September 10, 1997, the Partnership sold Berkeley Square Shopping Center for a contract price of $2,975,000. Net proceeds from the sale, after payment of mortgage debt and transaction expenses and adjustments for mortgage escrow balances, were approximately $1,540,000 or $1.28 per Unit. In the second quarter of 1997, at the time the Partnership entered into the contract to sell Berkeley Square, the Partnership recorded an impairment charge of $550,000 to write-down the carrying value of that property to its revised fair value.

On December 19, 1997, the Partnership sold Highlandtown Village
Shopping Center for a contract price of $4,675,000. Net proceeds from the sale, after payment of mortgage debt and transaction expenses and adjustments for mortgage escrow balances, were approximately $1,464,000 or $1.22 per Unit.

On May 3, 1996, the Partnership sold Holiday Shopping Center for a contract price of $1,200,000. Net proceeds from the sale, after payment of mortgage debt and transaction expenses, were approximately $858,000 or $0.72 per Unit.

In accordance with liquidation accounting, the Partnership adjusted the carrying value of Tarrytown Mall to the sum of the outstanding balance of the mortgage debt on the property and accrued interest as of December 31, 1998 and 1997. In addition, escrow balances and other assets related to Tarrytown Mall were written off to reflect the assets at their estimated realizable values. Interest payable in the Partnership's financial statements of $1,520,414 relates to Tarrytown

Mall. The Partnership's net equity in Tarrytown Mall has been effectively treated as zero.

The Partnership has offered to deed Tarrytown Mall to the second trust lender as described in Item 2, "Properties" of this report.

INFLATION, RECESSION AND OTHER FACTORS

In view of the intention of the Partnership to liquidate and its remaining asset holdings, inflation and other general economic factors are not expected to have a material effect on the Partnership.

RESULTS OF OPERATIONS

Because the Partnership adopted the liquidation basis of accounting on December 31, 1997 and the Partnership's activities pursuant to its plan to dispose of its assets and liquidate, a comparison of the results of operations for the year ended December 31, 1998 is not meaningful. The Partnership's operating results for the period from January 1, 1998 to December 31, 1998 have been reflected in the statement of changes of net assets in liquidation.

For the year ended December 31, 1998, the Partnership incurred a net operating loss of $184,659 and had interest income of $115,564. Net operating loss for the year resulted primarily from adjustments made to the provision for doubtful accounts based on an analysis of the collectibility of tenant accounts receivable relating to centers sold by the Partnership and the recording of an accrual for a payment due to the second trust lender of Tarrytown Mall for net cash flow generated by that property. These adjustments were partially offset by higher than anticipated proceeds from the sales of Woodlawn Village and Edgewood Plaza. In accordance with liquidation basis accounting, the Partnership recorded these properties at their net realizable values in its financial statements as of December 31, 1997 based on anticipated sales proceeds at that time. Interest income resulted from the temporary investment of proceeds from the sales of shopping centers.

The net income (loss) for each shopping center (prior to the adoption of liquidation accounting) for the years ended December 31, 1997 and 1996 was as follows:
                                        NET INCOME (LOSS)
                                   -------------------------
   SHOPPING CENTER                     1997         1996
                                   -----------   -----------
  Woodlawn Village                 $    19,931   $   (49,889)
  Lynnwood Place                      (262,393)     (130,643)
  Highlandtown Village                  67,072        38,214
  Jackson Heights                       98,983       164,376
  Holiday                                 -            8,838
  Cloister                              35,741        61,129
  Edgewood Plaza                        84,078        81,333
  Tarrytown Mall                      (528,782)   (3,406,679)
  Berkeley Square                     (500,995)       62,237
  Quality Center                      (144,962)      (90,017)
                                   -----------   -----------
    Subtotal                        (1,131,327)   (3,261,101)
  Other net income (expenses)            4,908      (126,970)
  Gain (loss) on sale of
    shopping centers                   647,002       (78,687)
  Gain on sale of pad sites               -          241,290
                                   -----------   -----------
                                   $  (479,417)  $(3,225,468)
                                   ===========   ===========

Results of Operations for the Years Ended December 31, 1997 and 1996

During 1997, the Partnership owned and operated nine shopping centers until May 28, 1997 when Cloister was sold; eight shopping centers from May 28, 1997 until July 16, 1997 when Jackson Heights was sold; seven shopping centers from July 16, 1997 until September 10, 1997 when Berkeley Square was sold; six shopping centers from September 10, 1997 until December 19, 1997 when Highlandtown Village was sold; and five shopping centers thereafter. During 1996, the Partnership owned and operated ten shopping centers until May 3, 1996 when Holiday was sold. A comparison of the results of operations is not meaningful with respect to the properties sold.

For the year ended December 31, 1997, the Partnership reported a decrease in net loss of $2,746,051 from a net loss of $3,225,468 in 1996 to a net loss of $479,417 in 1997. The significant factors contributing to the decreased net loss in 1997 were a write-down of assets in 1997 of $550,000 in comparison to a write-down in 1996 of $2,895,000; a net gain on the sale of shopping centers of $647,002 in 1997 in comparison to a net loss of $78,687 in 1996; an increase in interest income; and declines in interest, depreciation, taxes and insurance, management and leasing, and repairs and maintenance expenses. These factors were partially offset by declines in rental income and tenant reimbursement income; and a gain on sale of pad sites of $241,290 in 1996 with no comparable transaction in 1997. A substantial portion of these variances in income and expense can be attributed to the sales of Holiday, Cloister, Jackson Heights and Berkeley Square.

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

The following changes in leased percentages also contributed to changes in rental income and tenant reimbursement income during the year. Woodlawn Village was 98% leased at December 31, 1997, an increase from 93% leased at December 31, 1996. Tarrytown Mall was 84% leased at December 31, 1997, an increase from 61% leased at December 31, 1996. The increase of 23% at Tarrytown Mall in 1997 primarily resulted from the addition of one tenant leasing 79,066 square feet whose base rent commenced during the second quarter of 1998. Edgewood Plaza was 100% leased at December 31, 1997 and 1996. Highlandtown Village which was sold December 19, 1997 was 100% leased at December 31, 1996.

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

YEAR 2000

In view of the intention of the Partnership to liquidate, the Year 2000 issue is not expected to impact the Partnership.

ITEM 8.  FINANCIAL STATMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Financial Statement Schedules

                                                                Page

 Report of Independent Public Accountants........................17

 Financial Statements:
   Statements of Net Assets in Liquidation.......................18
   Statement of Changes of Net Assets in Liquidation.............19
   Statements of Operations......................................20
   Statement of Adjustments to Net Assets in Liquidation.........21
   Statements of Partners' Equity................................22
   Statements of Cash Flows......................................23
   Notes to Financial Statements.................................24

 Financial Statement Schedules:
   Schedule II   - Valuation and Qualifying Account..............33
   Schedule III  - Real Estate and Accumulated Depreciation
                   and Notes to Schedule.........................34
   Schedule IV   - Mortgage Loans on Real Estate and Notes to
                   Schedule......................................37


All other schedules are omitted since they are not required, are not applicable, or the financial information required is included in the financial statements or the notes thereto.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Mid-Atlantic Centers Limited Partnership:

We have audited the statements of net assets in liquidation of MID-ATLANTIC CENTERS LIMITED PARTNERSHIP (a Maryland limited partnership in liquidation) as of December 31, 1998 and 1997 and the related statement of changes of net assets in liquidation for the period from January 1, 1998 to December 31, 1998 and the statement of adjustments to net assets in liquidation as of December 31, 1997. In addition, we have audited the statements of operations, partners' equity and cash flows for each of the two years in the period ended December 31, 1997. These financial statements and the schedules referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

As described in Note A to the financial statements, the general partners of Mid-Atlantic Centers Limited Partnership approved a plan of liquidation effective December 31, 1997 and the Partnership commenced liquidation shortly thereafter. As a result, the Partnership changed its basis of accounting as of and for periods subsequent to December 31, 1997, from the accrual basis of accounting to the liquidation basis. Accordingly, the carrying value of the remaining assets as of December 31, 1998 and 1997, are presented at estimated realizable values and all liabilities are presented at estimated settlement amounts.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Mid-Atlantic Centers Limited Partnership as of December 31, 1998 and 1997, the changes of its net assets in liquidation for the period from January 1, 1998 to December 31, 1998, the adjustments to its net assets in liquidation as of December 31, 1997 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles applied on the bases described in the preceding paragraph.

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

                                                /s/ ARTHUR ANDERSEN LLP

Baltimore, Maryland
March 22, 1999

              MID-ATLANTIC CENTERS LIMITED PARTNERSHIP

              STATEMENTS OF NET ASSETS IN LIQUIDATION
                    December 31, 1998 and 1997


                                                1998         1997
                                             ----------  -----------
  ASSETS (Liquidation Basis):
    Investment in real estate                $8,040,351  $22,796,248
    Cash and cash equivalents                 1,768,405    5,245,307
    Tenant accounts receivable                   49,664      367,393
    Due from related parties                     46,344         -
    Escrow accounts                               7,495      178,757
    Other assets                                 16,926      160,059
                                             ----------  -----------
             Total assets                     9,929,185   28,747,764
                                             ----------  -----------
  LIABILITIES (Liquidation Basis):
    Long-term debt                            6,519,937   19,429,050
    Interest payable                          1,520,414    1,417,295
    Accounts payable and accrued expenses       370,647      161,607
    Security deposits                            21,081      103,175
    Due to related parties                         -          70,436
                                             ----------  -----------
             Total liabilities                8,432,079   21,181,563
                                             ----------  -----------
  Net assets in liquidation                  $1,497,106  $ 7,566,201
                                             ==========  ===========

    The accompanying notes are an integral part of these statements.

                 MID-ATLANTIC CENTERS LIMITED PARTNERSHIP

             STATEMENT OF CHANGES OF NET ASSETS IN LIQUIDATION
         For the period from January 1, 1998 to December 31, 1998



      Net assets in liquidation at January 1, 1998        $7,566,201
                                                          ----------
      Increase (decrease) during the period:
        Operating activities:
          Net loss from operating activities                (184,659)
          Interest income                                    115,564
                                                          ----------
                                                             (69,095)
        Liquidating activities:
          Distributions to partners                       (6,000,000)
                                                          ----------
     Net decrease in net assets in liquidation            (6,069,095)
                                                          ----------
     Net assets in liquidation at December 31, 1998       $1,497,106
                                                          ==========


        The accompanying notes are an integral part of this statement.

                   MID-ATLANTIC CENTERS LIMITED PARTNERSHIP

                           STATEMENTS OF OPERATIONS
               for the years ended December 31, 1997 and 1996


                                                  1997         1996
  Income:                                     -----------  -----------
    Rental income                              $4,522,041   $5,404,431
    Tenant reimbursement income                   949,167    1,072,243
                                              -----------  -----------
          Total income                          5,471,208    6,476,674
                                              -----------  -----------
  Operating expenses:
    Interest expense                            2,381,522    2,759,025
    Depreciation                                1,193,448    1,383,271
    Repairs and maintenance                       775,570      920,829
    Write-down of assets                          550,000    2,895,000
    Real estate taxes                             517,445      612,334
    Management and leasing to related parties     328,421      386,327
    Amortization                                  135,011      111,445
    Insurance                                     119,125      143,694
    Provision for doubtful accounts                81,690       73,599
    Other expenses                                736,904      691,931
                                              -----------  -----------
       Total operating expenses                 6,819,136    9,977,455
                                              -----------  -----------
  Loss from rental operations                  (1,347,928)  (3,500,781)
  Other income (loss):
    Gain (loss) on sale of shopping centers       647,002      (78,687)
    Interest income                               221,509      112,710
    Gain on sale of pad sites                        -         241,290
                                              -----------  -----------
  Net loss                                    $  (479,417) $(3,225,468)
                                              ===========  ===========
  Net income allocated to general partners    $   150,486  $    28,271
                                              ===========  ===========
  Net loss allocated to assignee
    limited partners                          $  (629,903) $(3,253,739)
                                              ===========  ===========
  Net loss allocated to assignee limited
    partners per unit: (1,200,000 units
    issued and outstanding)
    Net loss                                      $ (0.52)     $ (2.71)
                                                  =======      =======

      The accompanying notes are an integral part of these statements

                   MID-ATLANTIC CENTERS LIMITED PARTNERSHIP

             STATEMENT OF ADJUSTMENTS TO NET ASSETS IN LIQUIDATION
                            As of December 31, 1997


    Net assets at December 31, 1997, prior to the adoption of
      liquidation basis of accounting                             $3,950,912

    Adjustment of carrying values of investment in real estate, tenant accounts receivable and other assets to estimated
      net realizable values at December 31, 1997, upon adoption
      of liquidation basis of accounting                           2,960,855

    Adjustment of carrying values of certain related party loans and payables to estimated settlement amounts at December
      31, 1997, upon adoption of liquidation basis of accounting     862,634

    Write-off of certain deferred costs at December 31, 1997,
      upon adoption of liquidation basis of accounting              (208,200)
                                                                  ----------
         Net assets in liquidation at December 31, 1997           $7,566,201
                                                                  ==========


        The accompanying notes are an integral part of this statement.

                  MID-ATLANTIC CENTERS LIMITED PARTNERSHIP

                       STATEMENTS OF PARTNERS' EQUITY
               for the years ended December 31, 1997 and 1996

                                               Assignee  Assignor    Total
                                      General   Limited   Limited  Partners'
                                     Partners  Partners   Partner    Equity
                                     -------- ----------- ------- -----------
Partners' equity, December 31, 1995  $501,522 $11,954,198  $   77 $12,455,797
   Net loss                            28,271  (3,253,739)     -   (3,225,468)
                                     -------- -----------  ------ -----------
Partners' equity, December 31, 1996   529,793   8,700,459      77   9,230,329
   Distributions ($4 per assignee
     limited partnership unit)           -     (4,800,000)     -   (4,800,000)
   Net loss                           150,486    (629,903)     -     (479,417)
                                     -------- -----------  ------ -----------
Partners' equity, December 31, 1997,
   prior to the adoption of
   liquidation basis of accounting   $680,279 $ 3,270,556  $   77 $ 3,950,912
                                     ======== ===========  ====== ===========


        The accompanying notes are an integral part of these statements.

                    MID-ATLANTIC CENTERS LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                  for the years ended December 31, 1997 and 1996

                                                        1997          1996
  CASH FLOWS FROM OPERATING ACTIVITIES:            -----------   -----------
    Net loss                                       $  (479,417)  $(3,225,468)
    Adjustments to reconcile net loss to net       -----------   -----------
    cash provided by operating activities:
      Depreciation and amortization                  1,328,459     1,494,716
      Write-down of assets                             550,000     2,895,000
      (Gain) loss on sale of shopping centers         (647,002)       78,687
      Gain on sale of pad sites                           -         (241,290)
    Changes in operating assets and liabilities:
      Decrease in tenant accounts receivable, net      277,921        23,808
      Decrease (increase) in prepaid expenses
        and other assets                               349,061      (230,554)
      Decrease in accounts payable and accrued
        expenses                                       (53,157)      (96,410)
      Increase in interest payable                     318,544       415,069
      Increase in due to related parties                17,087        35,877
                                                   -----------   -----------
           Total adjustments                         2,140,913     4,374,903
                                                   -----------   -----------
    Net cash provided by operating activities        1,661,496     1,149,435
                                                   -----------   -----------
  CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of real estate               14,292,842     1,675,636
    Improvements of real estate                       (364,264)     (108,447)
                                                   -----------   -----------
    Net cash provided by investing activities       13,928,578     1,567,189
                                                   -----------   -----------
  CASH FLOWS FROM FINANCING ACTIVITIES:
    Retirement of long-term debt                    (8,119,123)     (382,510)
    Distributions to partners                       (4,800,000)         -
    Principal payments on long-term debt              (555,940)     (643,988)
    Financing fees                                    (120,925)     (109,505)
    Mortgage escrow deposits, net                      200,000      (194,394)
                                                   -----------   -----------
    Net cash used in financing activities          (13,395,988)   (1,330,397)
                                                   -----------   -----------
  Net increase in cash and cash equivalent           2,194,086     1,386,227
  Cash and cash equivalents at beginning
    of year                                          3,051,221     1,664,994
                                                   -----------   -----------
  Cash and cash equivalents at end of year         $ 5,245,307   $ 3,051,221
                                                   ===========   ===========

      The accompanying notes are an integral part of these statements.

                MID-ATLANTIC CENTERS LIMITED PARTNERSHIP

                     Notes to Financial Statements
                   December 31, 1998, 1997 and 1996

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

The accompanying statements of net assets in liquidation and statement of changes of net assets in liquidation reflect the transactions of the Partnership utilizing liquidation accounting concepts as required by generally accepted accounting principles. The accompanying statements of operations reflect the operations of the Partnership prior to the adoption of liquidation basis of accounting and prior to the adjustments required to adopt the liquidation basis of accounting as of December 31, 1997. Prior to December 31, 1997, the Partnership recorded results of operations using the accrual basis of accounting. Comparison of results to prior years, therefore, is not meaningful.

Investment in Real Estate

Investment in real estate at December 31, 1998 and 1997 consists of land, buildings and improvements which are stated at estimated liquidation value. Investment in real estate at December 31, 1998 consists of Tarrytown Mall Shopping Center presented as described in Note F - Sales of Assets and Plan of Liquidation.

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

Certain leases provide for additional rent computed on the basis of a percentage of gross sales in excess of specified levels. Rental income for the years ended December 31, 1998, 1997 and 1996 included income with respect to these percentage rentals of $224,400, $240,917 and $292,698, respectively.

Cash and Cash Equivalents

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

NOTE B - PARTNERS' CAPITAL CONTRIBUTIONS:

The Partnership has two general partners, Realty Capital IV Limited Partnership and FW Realty Limited Partnership, and one assignor limited partner, LM Unit Trust, Inc. Each general partner and the assignor limited partner made capital contributions of $500 and $100, respectively. Under the terms of the Partnership Agreement, the general partners have no obligation to make additional capital contributions to the Partnership, except under certain circumstances upon liquidation. As of December 31, 1998, the general partners do not anticipate that completion of the dissolution will require additional capital contributions.

The assignor limited partner has assigned all of its rights in its limited partnership interests to the assignee limited partners. Total assignee limited partners' contributions in accordance with the Partnership Agreement were $29,997,125 (which excludes volume purchase
discounts of $2,875).   Offering costs of $2,802,312 were funded from
such contributions.

NOTE C - LONG-TERM DEBT:

Long-term debt consists of the following at December 31, 1998 and 1997:

                                                1998         1997
                                             ----------   ----------
   Mortgage loan due January 1, 1999
      Interest at 8%                         $5,384,997   $5,384,997
   Mortgage loan due January 1, 1999
      Interest at prime rate plus 1.5%,
      with a floor of 7.5%
      (9.25% at December 31, 1998)            1,134,940    1,404,940
   Mortgage loan due August 1, 1998
      Interest at 10.625%                          -       3,655,711
   Mortgage loan due December 1, 2006
      Interest at 8.5%                             -       1,774,747
   Mortgage loan due February 10, 2000
      Interest at 9.5%                             -       5,846,495
   Mortgage loan due September 1, 2000
      Interest at 8.625%                           -       1,362,160
                                             ----------  -----------
                                             $6,519,937  $19,429,050
                                             ==========  ===========

Subsequent to year-end, on January 6, 1999, Tarrytown Mall's second trust mortgage holder paid the outstanding principal balance and accrued interest on the first trust mortgage, and such payment was considered an advance under the second trust mortgage. The mortgage escrow balances held by the first trust lender were applied to pay down first trust mortgage principal.

The mortgage loans are non-recourse obligations secured by deeds of trust on the related real estate held for lease and by assignments of rents. Interest expense related to these mortgages was $812,855, $2,381,522 and $2,759,025 for the years ended December 31, 1998, 1997 and 1996, respectively. Interest paid on these mortgages was $498,118, $2,062,978 and $2,343,956 for the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE D - RELATED PARTY TRANSACTIONS:

Management Fees

In accordance with the Partnership Agreement, management fees of $26,798, $328,421 and $386,327 in 1998, 1997 and 1996, respectively, were expensed for amounts due to First Washington Management, Inc., an affiliate of FW Realty Limited Partnership, for services rendered in connection with the leasing and operation of the shopping centers. A portion of these fees were paid by First Washington Management, Inc. to Legg Mason Realty Capital, Inc., an affiliate of Realty Capital IV Limited Partnership, in consideration of its performance of certain administrative services.

Amounts Due From/To Related Parties

At December 31, 1998, $37,654 and $8,690 were receivable from First Washington Management, Inc. and Legg Mason Realty Capital, Inc., respectively, for reimbursement of management fees as a result of accounting adjustments related to tenant rents receivable. Such amounts were received by the Partnership subsequent to December 31, 1998.

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

In addition, acquisition fees totaling $73,431, which were payable to FW Realty Limited Partnership in the amount of $55,808 and to Realty Capital IV Limited Partnership in the amount of $17,623, were written off upon adoption of liquidation accounting which was effective December 31, 1997 to reflect the determination of the general partners not to make such payments.

Other

In 1998, 1997 and 1996, the Partnership paid or accrued approximately $7,000, $31,000 and $38,000, respectively, to First Washington Management, Inc. for legal, marketing and architectural services related to the renovation, leasing, rent collections and other matters of the shopping centers. The Partnership paid or accrued approximately $51,000, $85,000 and $75,000, in 1998, 1997 and 1996, respectively, to
Legg Mason Realty Capital, Inc. for reimbursement of operating expenses.

NOTE E - PARTNERSHIP PROFITS, LOSSES AND DISTRIBUTIONS:

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

The Partnership made cash distributions of $6,000,000 or $5 per assignee limited partnership unit ("Unit") in 1998 and $4,800,000 or $4 per Unit in 1997. These distributions represented proceeds from the sales of shopping centers.

NOTE F - SALES OF ASSETS AND PLAN OF LIQUIDATION:

On January 29, 1998, the Partnership sold Lynnwood Place Shopping Center to an unrelated third party for a contract price of $6,365,000. The carrying value of this property had been adjusted at December 31, 1997 to reflect the actual sale transaction and estimated operating revenues and expenses expected to be recorded in 1998 for the period prior to the sale. For federal income tax purposes, the Partnership recorded a loss, after transaction expenses, of approximately $494,000.

On March 2, 1998, the Partnership sold Edgewood Plaza Shopping Center to an unrelated third party for a contract price of $2,220,000. The carrying value of this property had been adjusted at December 31, 1997 to reflect the actual sale transaction and estimated operating revenues and expenses expected to be recorded in 1998 for the period prior to the sale. For federal income tax purposes, the Partnership recorded a gain, after transaction expenses, of approximately $390,000.

On April 30, 1998, the Partnership sold Woodlawn Village Shopping Center to an unrelated third party for a contract price of $2,375,000. The carrying value of this property had been adjusted at March 31, 1998 to reflect the actual sale transaction and estimated operating revenues and expenses expected to be recorded in 1998 for the period prior to the sale. For federal income tax purposes, the Partnership recorded a gain, after transaction expenses, of approximately $679,000.

On June 5, 1998, the Partnership sold Quality Center Shopping Center to an unrelated third party for a contract price of $4,480,000. The carrying value of this property had been adjusted at March 31, 1998 to reflect the sale transaction and estimated operating revenues and expenses expected to be recorded in 1998 for the period prior to the sale. For federal income tax purposes, the Partnership recorded a loss, after transaction expenses, of approximately $1,090,000.

The disposition of Tarrytown Mall is expected to be resolved following discussions with that center's second trust lender. The appraised value of this property as of December 1, 1997 was below the level of the outstanding mortgage debt on the property. As a result, the carrying value of this property has been adjusted at December 31, 1998 and 1997 to the outstanding balance of the mortgage debt on the property and accrued interest as of the respective dates. The Partnership's net equity in Tarrytown Mall is effectively zero.

The Partnership has offered to deed Tarrytown Mall to the second trust lender in satisfaction of mortgage indebtedness encumbering the property. Pursuant to the terms of the mortgage agreement, payment obligations with respect to the Tarrytown Mall indebtedness are limited to funds generated by operations at that property. An obligation in the amount of approximately $212,000 for funds so generated is reflected as a liability in the Partnership's financial statements as of December 31, 1998. Absent resolution of the terms of a volumtary transfer of the center, the Partnership anticipates foreclosure of the property.

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

The net amount ultimately available for distribution from the liquidated partnership depends on factors which cannot be predicted with certainty, particularly collection of accounts receivable and expenses of the Partnership until completely liquidated.

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

NOTE G - WRITE-DOWNS OF ASSETS PRIOR TO LIQUIDATION ACCOUNTING:

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

NOTE H - FEDERAL TAXABLE NET LOSS:

A reconciliation of the financial statement net loss to the federal taxable net income (loss) for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                   1998        1997        1996
                                               -----------  ---------  -----------
  Financial statement net loss                  $  (69,095) $(479,417) $(3,225,468)
  Adjustments:
  -Liquidation basis accounting adjustments       (844,517)      -            -
  -Costs depreciated over a life longer
   for income tax purposes than financial
   reporting purposes                             (475,310)   (40,003)       1,632
  -Gain (loss) on sale of assets                    90,266   (623,628)    (692,288)
  -Provision for doubtful accounts, net of
     write-offs                                    (92,888)  (126,160)     (97,685)
  -Other adjustments                                    48        483       51,665
  -Write-down of assets for financial statements       -      550,000    2,895,000
  -Adjustment for certain loans and payables           -      862,634         -
  -Rent abatements and scheduled rent increases        -        4,705       (4,429)
  -Effects of rents collected in advance               -      (14,052)     (14,008)
                                               -----------  ---------  -----------
  Federal taxable net income (loss)            $(1,391,496) $ 134,562  $(1,085,581)
                                               ===========  =========  ===========

Because many types of transactions are susceptible to varying interpretations under federal and state income tax laws and regulations, the amounts reported above may be subject to change at a later date upon final determination by the taxing authorities.

NOTE I - SUBSEQUENT EVENT:

Effective January 1, 1999, with the consent of the Partnership, the second trust lender of Tarrytown Mall assumed management of that property. On January 6, 1999, that lender paid the outstanding principal balance plus accrued interest on the first trust mortgage secured by that property which matured January 1, 1999, and such payment was considered an advance under the second trust mortgage. The mortgage escrow balances held by the first trust lender were applied to pay down first trust mortgage principal.

               MID-ATLANTIC CENTERS LIMITED PARTNERSHIP

           SCHEDULE II -  VALUATION AND QUALIFYING ACCOUNT
                      -------------------------
                                                FOR THE YEARS ENDED
                                                    DECEMBER 31,
                                                --------------------
                                                  1997       1996
                                                --------   --------
Allowance for doubtful tenant
  accounts receivable:
 Balance at beginning of year                   $228,991   $326,673
 Reserve charges to costs and expenses            81,690     73,599
 Write-offs during the year                     (207,850)  (171,281)
                                                --------   --------
 Balance at end of year, prior to
   the adoption of liquidation basis
   of accounting                                $102,831   $228,991
                                                ========   ========

Schedule II does not present valuation and qualifying account information for 1998 due to the Partnership's adoption of the liquidation basis of accounting effective December 31, 1997.

               MID-ATLANTIC CENTERS LIMITED PARTNERSHIP

      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (1)
                      -------------------------

     Column A         Column B            Column C                      Column D
------------------  ------------ ---------------------------  ----------------------------
                                                              Costs capitalized subsequent
                                 Initial cost to Partnership          to acquisition
Shopping Center/                                 Building &                      Carrying
   Location         Encumbrances     Land       Improvements   Improvements      Costs(2)
------------------  ------------ ------------ --------------  --------------   -----------
Tarrytown Mall
Rocky Mount, NC      $6,519,937    $2,360,955     $6,476,200      $5,365,205  ($1,735,967)


-----------------------------------------------------------------------------

 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION, Continued (1)
                          -------------------------

   Column A                      Column E               Column F  Column G  Column H  Col. I
------------------  ----------------------------------  --------  --------  -------- -------
                       Gross amount at which carried    Accum-                       Depre-
                          at December 31, 1998 (1) (3)  ulated    Date of            ciable
 Shopping Center/                Building &             Depreci-  Construc-   Date    Life
  Location            Land     Improvements  Totals(5)  ation(4)    tion    Acquired  (yrs)
------------------  -------- --------------- ---------- --------  --------  -------- -------
Tarrytown Mall
Rocky Mount, NC        (1)         (1)           (1)       (1)       1963    09/01/88  31.5


See notes attached.

           MID-ATLANTIC CENTERS LIMITED PARTNERSHIP

 NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

NOTE 1.  ACCOUNTING BASIS:

The carrying values of Tarrytown Mall Shopping Center at December 31, 1998 is not presented on Schedule III due to the Partnership's adoption of the liquidation basis of accounting effective December 31, 1997. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values. The appraised value of this property is below the level of the outstanding mortgage debt on the property.
As a result, the carrying value of this property has been adjusted at December 31, 1998 to the outstanding balance of the mortgage debt on the property and accrued interest. The Partnership's net equity in Tarrytown Mall is effectively zero.

NOTE 2.  CARRYING COSTS ADJUSTMENTS:

For financial reporting purposes, payments received pursuant to master leaseback agreements are treated as an adjustment to the carrying value of the property. Column D - Carrying Costs also includes adjustments to investments in real estate for sales of property or portions thereof and write-downs of assets.

NOTE 3.  RECONCILIATION OF REAL ESTATE:
                                                   For the years ended
                                                       December 31,
                                                 ------------------------
                                                     1997         1996
                                                 -----------  -----------
  Balance at beginning of year                   $51,323,894  $53,059,315
    Improvements                                     433,599      387,419
    Sale of shopping centers                     (18,874,071)  (1,669,179)
    Sale of pad sites and land                          -        (453,661)
                                                 -----------  -----------
  Balance at end of year, prior to the
    adoption of liquidation basis of accounting  $32,883,422  $51,323,894
                                                 ===========  ===========

NOTE 4.  RECONCILIATION OF ACCUMULATED DEPRECIATION:

                                                     For the year ended
                                                        December 31,
                                                  ------------------------
                                                     1997         1996
                                                  -----------  -----------
Balance at beginning of year                      $16,939,873  $13,271,409
  Depreciation expense for the year                 1,193,448    1,383,271
  Write-down of assets                                550,000    2,895,000
  Sale of shopping centers                         (5,228,230)    (609,807)
                                                  -----------  -----------
Balance at end of year, prior to the
  adoption of liquidation basis of accounting     $13,455,091  $16,939,873
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

NOTE 5.  FEDERAL INCOME TAX COST OF INVESTMENT IN REAL ESTATE:

The aggregate cost of land and buildings and improvements for federal income tax purposes is $2,269,844 and $11,658,280, respectively, for a total cost of $11,658,280 at December 31, 1998.

                 MID-ATLANTIC CENTERS LIMITED PARTNERSHIP

               SCHEDULE IV -  MORTGAGE LOANS ON REAL ESTATE
                        -------------------------

      Column A              Column B       Column C                     Column D
------------------------   ------------   ------------   -----------------------------------
    Description of                           Final                       Periodic
    Shopping Center          Interest       Maturity                      Payment
  Mortgages/Location           Rate           Date                         Terms
------------------------   ------------   ------------   -----------------------------------
First trust mortgage    Prime rate plus 1.5%,              Monthly payments of principal
on Tarrytown Mall       with a floor of 7.5%,                and interest with entire
Rocky Mount, NC          9.25% at 12/31/98     1/1/99         principal due at maturity

                                                      Monthly payments of net cash flow from
Second trust mortgage                                   the property after payment of first
on Tarrytown Mall                                     trust debt service, with principal and
Rocky Mount, NC                8.0%           1/1/99     accrued interest due at maturity


--------------------------------------------------------------------------------------

           SCHEDULE IV -  MORTGAGE LOANS ON REAL ESTATE, Continued
                        -------------------------

     Column A              Column E     Column F      Column G          Column H
------------------------  ----------  ------------  ------------  --------------------
                                                                  Principal amount of
    Description of                       Face        Carrying      loans subject to
    Shopping Center          Prior     amount of     amount of    delinquent principal
  Mortgages/Location         Liens     mortgages    mortgages(1)      or interest
------------------------  ----------  ------------  ------------  --------------------
First trust mortgage
on Tarrytown Mall
Rocky Mount, NC               None     $2,640,940    $1,134,940 (2)       None

Second trust mortgage
on Tarrytown Mall
Rocky Mount, NC               None      6,500,000     5,384,997           None
                                      -----------   -----------
Totals                                 $9,140,940   $ 6,519,937
                                      ===========   ===========

See notes attached.

             MID-ATLANTIC CENTERS LIMITED PARTNERSHIP

       NOTES TO SCHEDULE IV -  MORTGAGE LOANS ON REAL ESTATE

  NOTE 1.  RECONCILIATION OF MORTGAGE LOANS:

                                         For the years ended December 31,
                                       -------------------------------------
                                           1998        1997         1996
                                       -----------  -----------  -----------
Balance at beginning of year           $19,429,050  $28,104,113  $29,130,611
Deductions during the year:
 Retirement of long-term debt          (12,604,342)  (8,119,123)    (382,510)
 Principal payments on long-term debt     (304,771)    (555,940)    (643,988)
                                       -----------  -----------  -----------
Balance at end of year (a)             $ 6,519,937  $19,429,050  $28,104,113
                                       ===========  ===========  ===========

(a) The carrying amount of mortgages for federal income tax purposes was $6,519,937 at December 31, 1998.

NOTE 2. On January 6, 1999, Tarrytown Mall's second trust lender paid the outstanding principal balance and accrued interest on the first trust mortgage secured by that property which matured January 1, 1999, and such payment was considered an advance under the second trust mortgage. The mortgage escrow balances held by the first trust lender were applied to pay down first trust mortgage principal.


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

                                                      Relationship to
                      Positions Held With            FW Realty Limited
       Name             FW Corporation          Age     Partnership
       ----           -------------------       ---  -----------------
 William J. Wolfe   President and Director       46   Limited Partner
 Marvin Fabrikant   Vice President and Director  54   Limited Partner
 Stuart D. Halpert  Vice President, Secretary
                    and Director                 56   Limited Partner
 Lester Zimmerman   Treasurer and Director       49   Limited Partner
 Jack E. Spector    Director                     49   Limited Partner

                                                      Relationship to
                        Positions Held With          Realty Capital IV
       Name                LMRC IV, Inc.        Age Limited Partnership
       ----             -------------------     --- -------------------
 Richard J. Himelfarb    President and Director  57        none
 Gerard F. Petrik, Jr.   Vice President, Assistant
                         Secretary and Director  40        none
 L. Kay Strohecker       Treasurer and Assistant
                         Secretary               43        none
 Margaret M. Pasquarella Vice President and
                         Director                35        none
 Thomas C. Merchant      Secretary               31        none

All of the FW Corporation individuals have served in the capacities indicated above since 1987 (with the exception of Mr. Wolfe who served as Vice President until March 31, 1995 when at that time he became President and Mr. Halpert who became a Vice President March 31, 1995). Mr. Himelfarb of LMRC IV, Inc. has served in the capacities indicated above since 1987. Mr. Petrik and Ms. Strohecker were elected to their respective positions in June 1995. Ms. Pasquarella and Mr. Merchant were elected to their respective positions in December 1998. All of the directors and executive officers will continue to serve in their current capacities until their successors are elected and qualified.

The following discussion provides certain information regarding the principal employment and business experience of the executive officers and directors of the General Partners.

Officers and Directors of FW Corporation

William J. Wolfe is President of FW Corporation, having assumed that office on March 31, 1995. He has served as a director of FW Corporation since 1987 and was a Vice President of that company from 1987 until becoming its President. Mr. Wolfe is President, Chief Executive Officer and a director of First Washington Realty Trust, Inc., a publicly held real estate investment trust formed in 1994. He is also President, Chief Executive Officer and a director of First Washington Management, Inc. Mr. Wolfe is responsible for the day to day operations of the companies and for acquisitions and leasing. He has concentrated on the leasing of newly constructed shopping centers as well as renovations and expansions. Mr. Wolfe was President of JNC Enterprises, a diversified real estate development company, from 1979 until December 1983 when he co-founded First Washington Development Group, Inc.
Mr. Wolfe is a member of the International Council of Shopping Centers.

Marvin Fabrikant is Vice President and a director of FW Corporation. Mr. Fabrikant retired from active participation in the operations of FW Corporation in 1991. Prior to joining First Washington Development Group, Inc. in June 1984, Mr. Fabrikant was engaged from 1979 to 1984 in commercial real estate acquisition and development with Fabrikant and Kain, a real estate development firm.

Stuart D. Halpert is Vice President, Secretary and a director of FW Corporation and Chairman of First Washington Management, Inc. He is Chairman of First Washington Realty Trust, Inc., a publicly held real estate investment trust formed in 1994. Mr. Halpert is involved in the day to day operations of the companies and in capital markets and investor relations. From 1982 until joining First Washington in June 1984, Mr. Halpert was a practicing attorney with a major Washington, DC law firm. Prior to entering the private practice of law, Mr. Halpert served as Counsel to the House Committee on Banking and Currency, United States Congress. Mr. Halpert is a member of the International Council of Shopping Centers.

Lester Zimmerman is Treasurer and a director of FW Corporation. He is a director of First Washington Realty Trust, Inc., a publicly held real estate investment trust formed in 1994, and was an Executive Vice President until 1998 when he resigned to form LZ Realty, Inc., a real estate brokerage company. Mr. Zimmerman was a Vice President of First Washington Management, Inc. from 1984 until 1998. He is a licensed real estate broker and has had experience in commercial brokerage, specializing in the sale of major office and apartment projects. Mr. Zimmerman was a real estate broker with Carey Winston, a commercial real estate brokerage company, from 1978 to 1981, and from 1981 until joining First Washington in 1984 was employed as an independent real estate broker.

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

Gerard F. Petrik, Jr. is Vice President and a director of LMRC IV, Inc. and Legg Mason Realty Capital, Inc. He is a Vice President of Legg Mason Wood Walker, Inc. Mr. Petrik joined Legg Mason in April 1987. He is a member of the firm's Equity Research Department. Prior to his employment at Legg Mason, Mr. Petrik was a senior associate at Paine Webber Properties, Inc. Mr. Petrik received his undergraduate and graduate degrees from Loyola College.

L. Kay Strohecker is Treasurer of LMRC IV, Inc. She is Vice President of Legg Mason Wood Walker, Inc. Ms. Strohecker joined Legg Mason in 1988 and serves as assistant controller of Legg Mason Wood Walker, Inc. Prior to joining Legg Mason, Ms. Strohecker was controller for a private corporation in Baltimore. Ms. Strohecker received her undergraduate and graduate degrees from the University of Baltimore and is a Certified Public Accountant.

Margaret M. Pasquarella is Vice President and a director of LMRC IV, Inc.
She is a Vice President of Legg Mason Realty Capital, Inc. Ms. Pasquarella joined Legg Mason in January 1989 and serves as controller of Legg Mason Realty Capital, Inc. Prior to her employment at Legg Mason, she was a supervisor in the audit department of Coopers & Lybrand in Baltimore, Maryland. Ms. Pasquarella is a graduate of Loyola College and is a Certified Public Accountant.

Thomas C. Merchant is Secretary of LMRC IV, Inc. He joined Legg Mason in August 1998 and serves as the Assistant General Counsel of Legg Mason, Inc. Prior to his employment at Legg Mason, Mr. Merchant was an associate at Shearman and Sterling, a major New York law firm. He is a graduate of Penn State University and the New York University School of Law.

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

A description of the amounts, and sources of payment of, the fees and other compensation paid or accrued by the Partnership to the General Partners and their affiliates for the fiscal year ended December 31, 1998 is included in Note D of the Notes to Financial Statements incorporated by reference from
Item 8, "Financial Statements and Supplementary Data," herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of March 31, 1999, with respect to the beneficial ownership of the Units by individuals who are officers and/or directors of the corporate general partners of the General
Partners:

      Name                            Number of Units    Percent of Class
      ----                            ---------------    ----------------
Richard J. Himelfarb                         80                 (1)
Legg Mason Tower
100 Light Street
Baltimore, Maryland  21202

Jack E. Spector                             200 (2)             (1)
c/o First Washington Management, Inc.
4350 East-West Highway
Bethesda, Maryland  20814                   ---                 ---

 All executive officers and directors
   as a group                               280                 (1)
                                            ===                 ===
 (1)  Indicates less than 1%.
 (2) Mr. Spector disclaims direct beneficial ownership of these Units owned by his wife as custodian for their child.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)  Transactions With Management and Others

The Partnership is a limited partnership and therefore has no directors or officers. The Partnership has engaged in no transactions with individual officers or directors of FW Corporation or LMRC IV, Inc., the corporate general partners of the General Partners of the Partnership. Those officers and directors may have indirect interests in amounts paid to the General Partners and their affiliates for services rendered by them to the Partnership. A description of the amounts of and sources of payment of the fees and other compensation paid or accrued by the Partnership to the General Partners and their affiliates for the fiscal year ended December 31, 1998 is incorporated by reference from Item 11, "Executive Compensation," herein.

 (b)  Certain Business Relationships

The Partnership has entered into certain arrangements with the General Partners and their affiliates whereby they will receive fees, commissions, compensation and other income from transactions that have not and will not be determined on the basis of arms-length negotiations. The Partnership Agreement generally requires the terms of such transactions to be no less favorable to the Partnership than the terms obtainable from nonaffiliated entities rendering similar services on an ongoing basis in the same geographic region. The types of business transactions and the amounts payable in connection therewith are described on pages 10-14 of the Prospectus under the caption Management Compensation, pages 14-17 of the Prospectus under the caption Conflicts of Interest, pages 24-26 of the Prospectus under the caption Management, and pages 37-39 of the Prospectus under the caption Investment Objectives and Policies. These sections of the Prospectus are incorporated by reference herein. A description of the amounts paid to the General Partners or their affiliates during the fiscal year ended December 31, 1998 are set forth in Note D of the Notes to Financial Statements incorporated by reference from Item 8, "Financial Statements and Supplementary Data," herein.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS
          ON FORM 8-K

(a)  Financial Statements and Financial Statement Schedules
    (1) See Index to Financial Statements and Financial Statement Schedules on Page 16.

(2)Exhibits

3.1 Third Amended and Restated Agreement and Certificate of Limited Partnership. (1)
3.2  Third Certificate of Amendment to Third Amended and Restated
     Agreement and Certificate of Limited Partnership. (3)
3.3 Second Certificate of Amendment to Third Amended and Restated Agreement and Certificate of Limited Partnership. (3)
3.4 First Certificate of Amendment to Third Amended and Restated Agreement and Certificate of Limited Partnership. (3)
4.1 Third Amended and Restated Agreement and Certificate of Limited Partnership. (1)
4.2 First Amendment to Third Amended and Restated Agreement and Certificate of Limited Partnership dated March 4, 1999.
4 The Partnership hereby agrees, pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, to furnish to the Commission upon request a copy of each instrument with respect to the rights of holders of the Edgewood Plaza long-term debt of the Partnership. (10)
10.1 Form of Shopping Center Management and Leasing Agreement.  (2)
10.2 Lease Agreement between Mid-Atlantic Centers Limited Partnership and Food Lion, Inc. (3)
10.3 Lease Agreement between Mid-Atlantic Centers Limited Partnership and Revco Drug Centers of Virginia Inc. (3)
10.4 Lease Agreement between Mid-Atlantic Centers Limited Partnership and The Kroger Company. (3)
10.5 Lease Agreement between Mid-Atlantic Centers Limited Partnership and Santoni's Markets Incorporated. (3)
10.6 Lease Agreement between Mid-Atlantic Centers Limited Partnership and Rite-Aid of Maryland, Inc. (3)
10.7 Lease Agreement between Mid-Atlantic Centers Limited Partnership and Family Dollar Stores of Martinsville, Virginia, Inc. (3)
10.8 Lease Agreement between Mid-Atlantic Centers Limited Partnership and Southeastern Outdoorsman, Inc. (3)
10.9 Lease Agreement between Mid-Atlantic Centers Limited Partnership and Noland Company, Inc. (3)
10.10 Lease Agreement between Mid-Atlantic Centers Limited Partnership and The Grand Union Company. (3)
10.11 Lease Agreement between Mid-Atlantic Centers Limited Partnership and The Reed Company. (3)
10.12 Lease Agreement between Mid-Atlantic Centers Limited Partnership and Family Dollar Stores of Pennsylvania, Inc. (3)
10.13 Lease Agreement between Mid-Atlantic Centers Limited Partnership and R.H. Properties Co. D/B/A New Ephrata Farmer's Market. (3)
10.14 Lease Agreement between Mid-Atlantic Centers Limited Partnership and

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

      January 13, 1994. (8)
10.38 Promissory Note ($196,710.00) dated January 13, 1994. (8)
10.39 Loan Agreement between Mid-Atlantic Centers and FirstTrust Bank dated January 13, 1994. (8)
10.40 Promissory Note between Mid-Atlantic Centers and FirstTrust Bank dated January 13, 1994. (8)
10.41 Lease agreement by and between Mid-Atlantic Centers Limited Partnership and W.S. Badcock Corporation dated November 10, 1993. (8)
10.42 Purchase and Sale Agreement between Mid-Atlantic Centers Limited Partnership, RRC Acquisitions, Inc. and Ulmer, Murchison, Ashby and Taylor dated December 29, 1995. (10)
27.1  Financial Data Schedule.
28.1 Letter of Valuation for 11 Shopping Center Properties as of January 1, 1993. (6)
28.2  Pages 10-14 of the Registrant's Prospectus dated March 25, 1987. (1)
28.3  Pages 14-17 of the Registrant's Prospectus dated March 25, 1987. (1)
28.4  Pages 24-26 of the Registrant's Prospectus dated March 25, 1987. (1)
28.5  Pages 37-39 of the Registrant's Prospectus dated March 25, 1987. (1)
28.6  Pages 59-62 of the Registrant's Prospectus dated March 25, 1987. (1)
28.7  Page 66 of the Registrant's Prospectus dated March 25, 1987.  (1)
28.8 Letter of Valuation for 11 Shopping Center Properties as of January 1, 1994. (8)
28.9 Letter of Valuation for 11 Shopping Center Properties as of November 30, 1994. (9)
28.10 Letter of Valuation for Ten Shopping Center Properties as of January 1, 1996. (10)
28.11 Letter of Valuation for Nine Shopping Center Properties as of December 1, 1996. (11)
28.12 Limited Summary Report for Two (2) Shopping Centers as of December 1, 1997. (12)
------------------
(1) Incorporated by reference to the Registrant's Registration
    Statement on Form S-11 under the Securities Act of 1933 (File
    No. 33-11086).
(2) Incorporated by reference to Amendment No. 3 to the Registrant's Registration Statement on Form S-11 under the Securities Act of 1933 (File No. 33-11086).
(3) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (File No. 0-16285).
(4) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (File No. 0-16285).
(5) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (File No. 0-16285).
(6) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (File No. 0-16285).
(7) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1993 pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (File No. 0-16285).
(8) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (File No. 0-16285).
(9) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (File No. 0-16285).
(10)Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (File No. 0-16285).
(11)Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (File No. 0-16285).
(12)Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (File No. 0-16285).


(b)  Reports on Form 8-K

The Partnership filed reports on Form 8-K in February 1998 to report the sales of Lynnwood Place Shopping Center and Edgewood Plaza Shopping Center and in June 1998 to report the sale of Quality Center Shopping Center.

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


                                     Title
   Signature            (Position held with LMRC IV, Inc.)      Date

                               President and Director
/s/ Richard J. Himelfarb  (Principal Executive Officer)    March 24, 1999
Richard J. Himelfarb

                           Vice President, Assistant
/s/ Gerard F. Petrik, Jr.    Secretary and Director        March 24, 1999
Gerard F. Petrik, Jr.

                            Treasurer and Assistant
                        Secretary (Principal Financial
/s/ L. Kay Strohecker       and Accounting Officer)        March 24, 1999
L. Kay Strohecker

                             Vice President and
/s/ Margaret M. Pasquarella        Director                March 24, 1999
Margaret M. Pasquarella

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


                                    Title
      Signature       (Position held with FW Corporation)      Date

                            President and Director
/s/ William J. Wolfe    (Principal Executive Officer)     March 24, 1999
William J. Wolfe


/s/ Marvin Fabrikant    Vice President and Director       March 24, 1999
Marvin Fabrikant

                        Vice President, Secretary
/s/ Stuart D. Halpert         and Director                March 24, 1999
Stuart D. Halpert


/s/ Lester Zimmerman      Treasurer and Director          March 24, 1999
Lester Zimmerman


/s/ Jack E. Spector              Director                 March 24, 1999
Jack E. Specto