Form 10-Q
period 1999-03-31
MID ATLANTIC CENTERS LIMITED PARTNERSHIP
filed 1999-04-19
CIK 808375

              SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

                           FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For The Quarter Ended March 31, 1999

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

                  MID-ATLANTIC CENTERS LIMITED PARTNERSHIP

                  STATEMENTS OF NET ASSETS IN LIQUIDATION


                                               March 31,    December 31,
                                                  1999          1998
                                             -------------  ------------
                                              (Unaudited)
   ASSETS (Liquidation Basis):
   Investment in real estate                   $8,040,351     $8,040,351
   Cash and cash equivalents                    1,779,394      1,768,405
   Tenant accounts receivable,                      3,000         49,664
   Due from related parties                           -           46,344
   Escrow accounts                                    -            7,495
   Other assets                                    19,675         16,926
                                              -----------   ------------
     Total assets                               9,842,420      9,929,185
                                              -----------   ------------
   LIABILITIES (Liquidation Basis):
   Long-term debt                               6,519,937      6,519,937
   Interest payable                             1,520,414      1,520,414
   Accounts payable and accrued expenses          268,618        370,647
   Security deposits                               21,345         21,081
                                              -----------   ------------
   Total liabilities                            8,330,314      8,432,079
                                              -----------   ------------
   Net assets in liquidation                   $1,512,106     $1,497,106
                                              ===========   ============

     The accompanying notes are an integral part of these statements.

                  MID-ATLANTIC CENTERS LIMITED PARTNERSHIP

             STATEMENTS OF CHANGES OF NET ASSETS IN LIQUIDATION
           for the periods from January 1, 1999 to March 31, 1999
                and from January 1, 1998 to December 31, 1998


                                                 1999         1998
                                              ----------   ----------
                                              (Unaudited)
Net assets in liquidation at beginning
  of period                                   $1,497,106   $7,566,201
                                              ----------   ----------
Increase (decrease) during the period:
  Operating activities:
    Net loss from operating activities            (6,220)    (184,659)
    Interest income                               21,220      115,564
                                              ----------   ----------
                                                  15,000      (69,095)
  Liquidating activities:
    Distributions to partners                        -     (6,000,000)
                                              ----------   ----------
Net increase (decrease) in net assets
  in liquidation                                  15,000   (6,069,095)
                                              ----------   ----------
Net assets in liquidation at end of period    $1,512,106   $1,497,106
                                              ==========   ==========


      The accompanying notes are an integral part of these statements.

                   MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                       Notes to Financial Statements
                              March 31, 1999
                              --------------

NOTE A - BASIS OF PRESENTATION:

The accompanying unaudited financial statements of Mid-Atlantic Centers Limited Partnership (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. All adjustments made in the interim period were of a normal recurring nature. Operating results of any interim period are not necessarily indicative of the results that may be expected for a full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1998.

Liquidation Basis of Accounting

The accompanying statements of net assets in liquidation and statements of changes of net assets in liquidation reflect the transactions of the Partnership utilizing liquidation accounting concepts as required by generally accepted accounting principles.

The Partnership adopted the liquidation basis of accounting effective December 31, 1997. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated payable amounts. The valuation of assets and liabilities necessarily requires estimates and assumptions, and there are uncertainties in carrying out the dissolution of the Partnership. The actual values upon dissolution and costs associated therewith could differ from the amounts recorded.

Investment in Real Estate

Investment in real estate consists of land, buildings and improvements which are stated at estimated liquidation value and includes only
Tarrytown Mall Shopping Center presented as described in Note D - Plan of Liquidation.

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

NOTE B - RELATED PARTY TRANSACTIONS:

During the quarter ended March 31, 1999, $6,337 was paid to Legg Mason Realty Capital, Inc., an affiliate of a general partner, for reimbursement of operating expenses.

At December 31, 1998, $37,654 and $8,690 were receivable from First Washington Management, Inc. and Legg Mason Realty Capital, Inc., respectively, affiliates of the general partners, for reimbursement of management fees as a result of accounting adjustments related to tenant rents receivable. These amounts were paid to the Partnership during the quarter ended March 31, 1999.

NOTE C - PARTNERSHIP ALLOCATIONS AND DISTRIBUTIONS:

Partnership allocations and distributions are made in the manner prescribed by the Partnership Agreement and as more fully described in Note E to the Partnership's financial statements in the annual report on Form 10-K for the year ended December 31, 1998.

NOTE D - PLAN OF LIQUIDATION:

The disposition of Tarrytown Mall is expected to be resolved following discussions with that center's mortgage lender. The Partnership estimates its net equity in Tarrytown Mall at zero, reflecting an appraised value of that property below the level of the outstanding mortgage debt on the property. As a result, the carrying value of this property has been adjusted at March 31, 1999 and December 31, 1998 to the sum of the outstanding balance of the mortgage debt on the property and accrued interest as of the respective dates.

The Partnership has offered to deed Tarrytown Mall to the second trust lender in satisfaction of mortgage indebtedness encumbering the property. Pursuant to the terms of the second trust mortgage agreement, payment obligations with respect to the Tarrytown Mall indebtedness are limited to funds generated by operations at that property. An obligation in the amount of approximately $212,000 for funds so generated is reflected as an account payable in the Partnership's financial statements as of March 31, 1999 and December 31, 1998. Absent resolution of the terms of a voluntary transfer of the center, the Partnership anticipates foreclosure of the property.

Effective January 1, 1999, with the consent of the Partnership, the second trust lender of Tarrytown Mall Shopping Center assumed management of that property. On January 6, 1999, that lender paid the outstanding principal balance plus accrued interest on the first trust mortgage secured by Tarrytown Mall which matured January 1, 1999, and such payment was considered an advance under the second trust mortgage. The mortgage escrow balances held by the first trust lender were applied to pay down first trust mortgage principal.

The general partners currently intend to make a final distribution to the limited partners subsequent to the liquidation of all partnership assets and satisfaction of all partnership liabilities. The net amount ultimately available for distribution depends on factors which cannot be predicted with certainty, particularly expenses of the Partnership until completely liquidated.

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

CASH FLOW

The Partnership recorded a $10,989 net increase in cash and cash equivalents in the three months ended March 31, 1999. The increase in cash and cash equivalents is primarily attributable to interest income from the temporary investment of proceeds from the sales of shopping centers.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership continues to own Tarrytown Mall Shopping Center and to estimate its net equity in that center at zero, reflecting an appraised value of Tarrytown Mall below non-recourse debt. No value was ascribed to Tarrytown Mall (or the related escrow or other asset accounts) in the estimated net asset value of the Partnership's portfolio at the end of 1998. See Note D - Plan of Liquidation in the accompanying financial statements for a discussion of the Partnership's intention regarding disposition of this shopping center.

The General Partners currently intend to make a final distribution to Limited Partners subsequent to the liquidation of all partnership assets and provision for all partnership liabilities. The General Partners continue to estimate the net amount of the final distribution to be in the range of $1.15 to $1.25 per Unit with the ultimate amount particularly dependent on expenses of the Partnership until completely liquidated.

RESULTS OF OPERATIONS

Because of the Partnership's activities pursuant to its plan to dispose of its assets and liabilities, a comparison of the results of operations is not meaningful. The Partnership's operating results have been reflected on the statements of changes of net assets in liquidation.

For the three months ended March 31, 1999, the Partnership incurred a net operating loss of $6,220 and had interest income of $21,220. Net operating loss for this period resulted primarily from adjustments made to the provision for doubtful accounts based on an analysis of the collectibility of tenant accounts receivable relating to centers sold by the Partnership. Interest income resulted from the temporary investment of proceeds from the sales of shopping centers.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

27.1  Financial Data Schedule for the three months ended
      March 31, 1999.

(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 1999.

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

Date: April 19, 1999      By:  /s/ Richard J. Himelfarb
     ------------------        -----------------------------------
                               Richard J. Himelfarb, President



                          By:  FW Realty Limited Partnership,
                               General Partner

                          By:  FW Corporation, General Partner

Date: April 19, 1999      By:  /s/ William J. Wolfe
     ------------------        ---------------------------------
                               William J. Wolfe, President

EXHIBIT INDEX

Exhibit
Number

27.1     Financial Data Schedule for the three months ended
         March 31, 1999.