Form 10-Q
period 1999-06-30
MID ATLANTIC CENTERS LIMITED PARTNERSHIP
filed 1999-07-01
CIK 808375

              SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

                           FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

               For The Quarter Ended June 30, 1999

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

                  MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                  STATEMENTS OF NET ASSETS IN LIQUIDATION


                                              June 30,   December 31,
                                                1999         1998
                                            -----------  ------------
                                            (Unaudited)
   ASSETS (Liquidation Basis):
   Investment in real estate                   $   -       $8,040,351
   Cash and cash equivalents                       -        1,768,405
   Tenant accounts receivable                      -           49,664
   Due from related parties                        -           46,344
   Escrow accounts                                 -            7,495
   Other assets                                    -           16,926
                                              ---------    ----------
     Total assets                                  -        9,929,185
                                              ---------    ----------
   LIABILITIES (Liquidation Basis):
   Long-term debt                                  -        6,519,937
   Interest payable                                -        1,520,414
   Accounts payable and accrued expenses           -          370,647
   Security deposits                               -           21,081
                                              ---------    ----------
   Total liabilities                               -        8,432,079
                                              ---------    ----------
   Net assets in liquidation                   $   -       $1,497,106
                                              =========    ==========

     The accompanying notes are an integral part of these statements.

                  MID-ATLANTIC CENTERS LIMITED PARTNERSHIP

             STATEMENTS OF CHANGES OF NET ASSETS IN LIQUIDATION
           for the periods from January 1, 1999 to June 30, 1999
               and from January 1, 1998 to December 31, 1998


                                                   1999        1998
                                                ----------  ----------
                                                (Unaudited)
Net assets in liquidation at beginning
  of period                                     $1,497,106  $7,566,201
                                                ----------  ----------
Increase (decrease) during the period:
  Operating activities:
    Net income (loss) from operating activities     11,893    (184,659)
    Interest income                                 39,001     115,564
                                                ----------  ----------
                                                    50,894     (69,095)
  Liquidating activities:
    Distributions to partners                   (1,548,000) (6,000,000)
                                                ----------  ----------
Net decrease in net assets in liquidation       (1,497,106) (6,069,095)
                                                ----------  ----------
Net assets in liquidation at end of period      $     -     $1,497,106
                                                ==========  ==========


      The accompanying notes are an integral part of these statements.

                   MID-ATLANTIC CENTERS LIMITED PARTNERSHIP
                       Notes to Financial Statements
                               June 30, 1999
                               -------------

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

As described in Note D - Liquidation of Partnership, in June 1999, the Partnership completed the liquidation of its assets and distributed the final net proceeds to assignee limited partners.

Investment in Real Estate

Investment in real estate at December 31, 1998 consisted of land, buildings and improvements which are stated at estimated liquidation value and included only Tarrytown Mall Shopping Center presented as described in Note D - Liquidation of Partnership.

Cash and Cash Equivalents

The Partnership considered cash in banks, commercial paper and repurchase agreements with original maturities of less than three months to be cash and cash equivalents.

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

NOTE B - RELATED PARTY TRANSACTIONS:

During the quarter ended June 30, 1999, $5,620 was paid to Legg Mason Realty Capital, Inc., an affiliate of a general partner, for reimbursement of administrative expenditures.

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

NOTE C - PARTNERSHIP ALLOCATIONS AND DISTRIBUTIONS:

Partnership allocations and distributions have been made in the manner prescribed by the Partnership Agreement and as more fully described in Note E to the Partnership's financial statements in the annual report on Form 10-K for the year ended December 31, 1998.

NOTE D - LIQUIDATION OF PARTNERSHIP:

On June 4, 1999, the Partnership transferred its remaining property, Tarrytown Mall Shopping Center, to the mortgage holder in satisfaction of the mortgage obligation encumbering that center. Pursuant to the terms of the mortgage agreement, payment obligations with respect to the mortgage indebtedness were limited to funds generated by operations at this property. An obligation in the amount of $211,618 for funds so generated was reflected as an account payable in the Partnership's financial statements as of December 31, 1998. That sum and an additional $15,000 was paid to the mortgage holder to resolve calculation of the payment obligation.

The Partnership estimated its net equity in Tarrytown Mall at December 31, 1998 at zero, reflecting an appraised value of this property below the level of the outstanding mortgage debt on the property. As a result, the carrying value of this property was adjusted at December 31, 1998 to the sum of the outstanding balance of the mortgage debt on the property and accrued interest. As a result, no material adjustment to the financial statements of the Partnership was required to record the disposition of Tarrytown Mall.

On June 16, 1999, the Partnership made a final cash distribution of $1,548,000 or $1.29 per assignee limited partnership unit.

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

On June 4, 1999, the Partnership transferred its remaining property, Tarrytown Mall Shopping Center to the mortgage holder in satisfaction of the mortgage obligation encumbering that center. On June 16, 1999, the Partnership made a final cash distribution of $1,548,000 or $1.29 per assignee limited partnership unit.

CASH FLOW

The Partnership recorded a $1,768,405 net decrease in cash and cash equivalents in the six months ended June 30, 1999. The decrease in cash and cash equivalents is primarily attributable to payment of distributions to limited partners totaling $1,548,000 and payment of an obligation of $226,618 to the Tarrytown Mall mortgage holder as described in Note D - Liquidation of Partnership.

LIQUIDITY AND CAPITAL RESOURCES

On June 4, 1999, the disposition of Tarrytown Mall was resolved as described in Note D - Liquidation of Partnership in the accompanying financial statements. The consummation of that transaction enabled the Partnership to distribute its remaining assets and terminate its operations.

On June 16, 1999, the Partnership made a final cash distribution of $1,548,000 or $1.29 per assignee limited partnership unit.

RESULTS OF OPERATIONS

Because of the Partnership's activities pursuant to its plan to dispose of its assets and liabilities, a comparison of the results of operations is not meaningful. The Partnership's operating results have been reflected on the statements of changes of net assets in liquidation.

For the six months ended June 30, 1999, the Partnership had net operating income of $11,893 and interest income of $39,001. Net operating income for this period resulted primarily from receipt of $25,000 in satisfaction of a claim against a bankrupt former tenant, which was offset in part by changes in estimated expenses and adjustments made to the provision for doubtful accounts based on an analysis of the collectibility of tenant accounts receivable relating to centers sold by the Partnership. Interest income resulted from the temporary investment of proceeds from the sale of shopping centers.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

27.1  Financial Data Schedule for the six months ended June 30,
      1999.

(b)  REPORTS ON FORM 8-K

     The Partnership filed a report on Form 8-K in June 1999 to report the transfer of Tarrytown Mall Shopping Center to the mortgage holder on June 4, 1999.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          MID-ATLANTIC CENTERS LIMITED PARTNERSHIP

                          By:  Realty Capital IV Limited Partnership
                               General Partner

                          By:  LMRC IV, Inc., General Partner

Date:  July 1, 1999       By:  /s/ Richard J. Himelfarb
     ----------------          --------------------------------
                               Richard J. Himelfarb, President





                          By:  FW Realty Limited Partnership,
                               General Partner

                          By:  FW Corporation, General Partner

Date:  July 1, 1999       By:  /s/ William J. Wolfe
     ----------------          -------------------------------
                               William J. Wolfe, President

EXHIBIT INDEX

Exhibit
Number

27.1     Financial Data Schedule for the six months ended
         June 30, 1999.